Form 10-K
period 2022-12-31
Clarus Corp
filed 2023-02-27
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the Registrant at June 30, 2022 was approximately $582.8 million based on $18.99 per share, the closing price of the common stock as quoted on the NASDAQ Global Select Market.

As of February 22, 2023, there were 37,073,635 shares of common stock, par value $0.0001, outstanding.

DOCUMENT INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s 2022 fiscal year end are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Each of our brands represents a unique customer value proposition. Supported by six decades of proven innovation, Black Diamond is an established global leader in high-performance, activity-based climbing, skiing, and technical mountain sports equipment. The brand is synonymous with premium performance, safety and reliability. Our Sierra and Barnes brands have been leading specialty manufacturers of bullets and ammunition for over 50 years. Since 1947, Sierra has been dedicated to manufacturing the highest-quality, most accurate bullets in the world for hunting and sport shooting enthusiasts. Barnes traces its history back to 1932, and since 1989 has manufactured technologically-advanced, lead-free bullets and premium ammunition for hunters, range shooters, military and law enforcement professionals. Founded in 1992, our Rhino-Rack brand is a globally-recognized designer and distributor of highly-engineered automotive roof racks and accessories to enhance the outdoor enthusiast’s overlanding experience. Founded in 2005, our MAXTRAX brand offers high-quality overlanding and off-road vehicle recovery and extraction tracks for the overland and off-road market.

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

Increasing Adoption of Outdoor Lifestyles and Focus on Health and Wellness. According to Outdoor Foundation, over the past decade, many outdoor activities have experienced a consistent rise in participation rates. This heightened participation has grown in tandem with increasing consumer focus on health and wellness with many consumers acutely aware of the myriad of physical and mental health benefits associated with outdoor activities.

Growing Demand for SUVs as “Staycations,” Road Trips and Short Breaks Increase in Popularity. Following the emergence of the COVID-19 pandemic, we believe that outdoor participation and the desire for more localized vacation trips experienced an uplift as consumers actively sought activities that conform to local social distancing guidelines, and avoided air and rail travel. We anticipate that the continuing impact of rising energy costs and inflation, along with positive memories consumers have from their previous pandemic “staycations”, will continue this trend of localized travel. In addition, the popularity of pickups and, more recently, their sibling sport utility vehicles (“SUVs”) and crossover utility vehicles (“CUVs”) continues to rise. They are multipurpose vehicles, proving equally functional for daily commutes, heavy jobsite work or recreational and trail activities. Per the 2022 issue of “SEMA Light-Truck Snapshot,” the light-truck segment — which includes pickups, vans, SUVs and CUVs — is forecast to account for 80% of all new passenger vehicle sales by 2028. The demand for vehicles geared towards local travel is driving demand for extra luggage space and the automotive rack market, which is expected to directly benefit our Rhino-Rack and MAXTRAX brands.

Rise of Overlanding. Combining off-road driving with backcountry lifestyle activities, such as camping, hiking, kayaking and mountain biking, we believe that overlanding has driven a new niche in the light truck, SUV and CUV segment for enthusiasts and light truck manufacturers, which is expected to directly benefit our Rhino-Rack and MAXTRAX brands. Per SEMA, overlanding, loosely defined, is the practice of exploring the backcountry in a purpose-built vehicle — generally, a high-clearance four-wheel drive — that is equipped to allow its occupants to remain self-sufficient for periods of time ranging from a few days to several weeks. Overlanding originated in Australia, with popularity in South America and sub-Saharan Africa, but its popularity in North America has grown over the past decade.

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

Climbing Verticals Becoming Mainstream. With the release of critically acclaimed free climbing documentary The Dawn Wall as well as the Academy Award-winning rock climbing documentary Free Solo, mainstream consumers are increasingly exposed to the markets that Clarus and, specifically, Black Diamond work to serve. Furthermore, the 2020 Tokyo Olympics marked the first time that sport climbing debuted in an Olympic stadium, bringing the thrills of high-skill rock climbing to the living rooms of people across the globe. The 2024 Paris Summer Olympics will also include sport climbing events.

Resurgence in Popularity of Hunting. After several years of falling participation, we believe that hunting continues to experience a resurgence as a popular outdoor activity. Additionally, the sport of hunting has experienced more diversity in participants, specifically women and younger people. The investment in hunting equipment and required training courses is expected to drive sustained activity in the sport.

As the variety of outdoor sports activities continues to proliferate, and existing outdoor sports evolve and become more specialized, we believe there is demand in the marketplace to address the unique technical and performance needs of such enthusiasts. We believe we have been able to help address this opportunity by seeking to leverage our intimate knowledge of what the customer needs to perform at the highest level. We continue to seek to improve on our existing product lines by expanding our offerings into new niche categories, and by incorporating innovative industrial design, engineering and performance tolerances into our products. We believe the credibility and authenticity of our brands expands our potential market beyond committed outdoor athletes to outdoor generalists who desire to lead active, outdoor-focused lifestyles.

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

Growth in International Markets. We believe there is a significant opportunity to expand the presence and penetration of each of our brands globally. The European alpine market is currently significantly larger than the U.S. market and is highly fragmented by country, with no clear leader across Europe. We have been able to gain market share by emphasizing our Black Diamond brand, positioning it as a global brand with American roots. We believe there is also a significant opportunity to expand our Sierra and Barnes brands outside the U.S. market through additional sales and marketing commitments. The acquisition of Rhino-Rack adds a leading market position in Australia and New Zealand, with an opportunity to grow our presence in the U.S., currently less than 1% market share, through key partnerships with brick-and-mortar and online retailers alike, and enhanced brand awareness. Our most recent acquisition, MAXTRAX, has a leading market position in Australia and we believe it has a significant opportunity to grow in the U.S.

Acquisition of Complementary Businesses. We expect to target acquisitions as a viable opportunity to gain access to new product group and customer channels, and increase penetration of existing markets. We may also pursue acquisitions that diversify the Company within the outdoor and consumer enthusiast markets. To the extent we pursue future acquisitions, we intend to focus on super-fan brands with recurring revenue, sustainable margins and strong cash flow generation. We anticipate financing future acquisitions prudently through a combination of cash on hand, operating cash flow, bank financings, and capital markets offerings.

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

Outdoor

Black Diamond Equipment: Black Diamond Equipment is a global innovator in climbing, skiing and mountain sports equipment enabling peak performance for outdoor enthusiasts. Employing approximately 70 engineers, the brand is synonymous with innovation, performance, safety and durability. Headquartered in Salt Lake City at the base of the Wasatch Mountains, Black Diamond products are created and tested locally on its alpine peaks, slopes, crags and trails. Continuously recognized as an industry-leading innovator, Black Diamond has received over 500 industry awards over five years, including over 189 product awards in 2022 alone.

Precision Sport

Sierra: Sierra Bullets is dedicated to manufacturing the highest-quality, most accurate bullets and ammunition in the world. From local and international shooting competitions to sport and hunting, Sierra is synonymous with precision, providing critical dependability to hunting and sport shooting enthusiasts. This performance is born from a proprietary manufacturing, testing and quality assurance process that enables the achievement of the tightest tolerances in the industry. Sierra’s bullets and ammunition are used for precision target shooting, hunting and defense purposes. Sierra's products have cultivated a significant consumer following recognized by iconic “green box” packaging and include globally recognized bullet brands such as Sierra® MatchKing®, Sierra® GameKing® and Sierra® BlitzKing® and ammunition brands such as GameChanger®, Prairie Enemy TM, Outdoor Master® and Sport Master®.

Barnes: Barnes Bullets is an industry leader in all-copper bullet technology and innovation. The company manufactures some of the world’s most technologically advanced lead-free bullets and premium hunting, self-defense and tactical ammunition. Barnes has earned its strong reputation through unrivaled performance and terminal results. This reputation is defined by innovative design, advanced manufacturing techniques and a core focus on the end-user. As a result, Barnes has generated a strong consumer following supported by its globally recognized bullet brands such as Barnes® TSX®, X Bullet®, Varmint Grenade® and Expander® and

ammunition brands VOR-TX® and TAC-XPD®. With its products being sold through its online store, a variety of retailers and international distributors, Barnes’ customers include hunters, range shooters, military and law enforcement professionals around the world.

Adventure

Rhino-Rack:   Headquartered in Sydney, Australia, Rhino-Rack has been a widely recognized, premier aftermarket automotive roof rack and accessories brand since 1992 with a leading market position in Australia. Best known for its “north/south” roof rack design, Rhino-Rack’s product offering includes roof racks, luggage carriers, shade awnings, kayak carriers, bike carriers and load-securing accessories. Employing approximately 20 engineers, Rhino-Rack has a long track record of launching new, innovative products with state-of-the-art engineering serving and enhancing the outdoor enthusiast’s overlanding experience. Rhino-Rack has a clearly defined growth strategy, underpinned by access to Clarus’ go-to-market playbook and key customer relationships. Specifically, we believe there is significant opportunity to capture market share and further enhance brand awareness in North America, and globally, through partner and direct ecommerce growth, expansion of the dealer network and new distribution and brand-building partnerships.

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

Product Innovation and Development Capabilities at Clarus. We have a long history of technical innovation and product development, with over 300 patents and over 100 patents pending worldwide. Our employees’ passion and intimacy with our core outdoor activities generates new and boundary-pushing concepts and products, which we believe provides a significant advantage that will drive our Company to new levels. We seek to design products that enhance our customers’ personal performance as they participate in the activities we serve. We integrate quality assurance and quality control teams throughout the entire design process to maintain the quality and integrity for which our brands are known. We believe that our vertically integrated design and development process and enthusiastic employee base provide us with a competitive advantage to continue to drive future innovation for our Company and the markets we serve. Our innovation pipeline is supported by approximately 120 engineers and additional quality control employees / associates.

Experienced and Incentivized Senior Management Team. The members of our Board of Directors and our executive officers, including Mr. Warren Kanders, are substantial stockholders of the Company, and beneficially own approximately 24.3% of our outstanding common stock as of February 22, 2023, which we believe aligns the interests of our Board of Directors and our executive officers with that of our stockholders.

Growth-oriented Capital Structure. Our capital structure provides us with the capacity to fund future growth.

Operating Segments

We operate our business structure within three segments. These segments are defined based on the internal financial reporting used by our chief operating decision maker to allocate resources and assess performance. Certain significant selling and general and administrative expenses are not allocated to the segments, including non-cash stock compensation expense. Each segment is described below:

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

See Note 16 to our consolidated financial statements for financial information regarding our segments.

Products

Our products span 36 single product categories and include a wide variety of technical outdoor equipment and lifestyle products for a wide range of outdoor enthusiasts, including climbers, mountaineers, trail runners, skiers, backpackers and campers, competitive shooters, hunters and other outdoor-inspired consumers. We design many of our products for extreme applications, such as high-altitude mountaineering, ice and rock climbing, as well as backcountry skiing and alpine touring. We also manufacture high-quality bullets and ammunition with the tightest tolerances in the industry that enhance the performance of competitive shooters and hunters. We manufacture highly-engineered automotive roof racks, trays, mounting systems, luggage boxes, carriers, recovery tracks and accessories. We have also developed skincare products, such as lotions, lip balm, and sunscreen, as well as sport-enhancing supplements, nutrition, and other products using natural, organic or alternative ingredients. Generally, we divide our product offerings into the following three primary categories:

•Outdoor: Our outdoor line consists of apparel, footwear, headlamps, lights, trekking poles, gloves, packs, avalanche airbags, poles, avalanche safety devices, and equipment such as carabiners, harnesses, protection devices, and various other climbing, mountaineering, hiking, and backcountry accessories and products. Our outdoor line represented approximately 50% of our sales during the year ended December 31, 2022.

•Precision Sport: Our precision sport line consists of premium quality high-precision bullets and ammunition used in competitive shooting, hunting and other applications and environments. Our precision sport line represented approximately 29% of our sales during the year ended December 31, 2022.

•Adventure: Our adventure line consists of highly-engineered automotive roof racks, trays, mounting systems, luggage boxes, carriers, recovery tracks and accessories. Our adventure line represented approximately 21% of our sales during the year ended December 31, 2022.

Product Design and Development

We conduct our product research, evaluation, and design activities at our locations in Salt Lake City, Utah; Sedalia, Missouri; Mona, Utah; Lebring, Austria; Wimberly, Texas; Sydney, Australia; and Brisbane, Australia.

We typically bring new products from concept to market in approximately 18 to 36 months, depending upon the technology integration and complexity of the product. We work simultaneously on product lines for the four subsequent selling seasons.

We expense research and development costs as incurred in selling, general, and administrative expenses. As of December 31, 2022, we had 110 employees dedicated to research and development.

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

Manufacturing, Sourcing, Quality Assurance and Distribution

Manufacturing

Our objective is to deliver on-time the highest quality of products in the safest and most cost-efficient manner.  Our culture of continuous improvement and implementation of industry best practices allows us to continue to increase productivity, reduce costs, and bring new innovative products to the market.

The Black Diamond Equipment, PIEPS, Rhino-Rack, and MAXTRAX manufacturing and distribution operations are ISO 9001–2015 certified and are audited annually by an independent certifying agency to ensure quality management systems meet the requirements of ISO 9001–2015, and to ensure that certified products meet all necessary performance certification requirements. Sierra and Barnes are members of the Sporting Arms & Ammunition Manufacturers’ Institute and employ best-in-class proprietary manufacturing processes with respect to each one of its products. These processes are performed in-house and include control of bullet jacket wall concentricity utilizing strict quality control standards overseen by experienced employees, yielding what we believe to be the tightest tolerances in the industry.

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

In addition to trademarks, we hold over 300 patents and over 100 patents pending worldwide for a wide variety of technologies across our product lines.

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

Seasonality

The Company’s products are outdoor activity-based, however, there are not significant seasonal variations in sales and profitability. In 2022, approximately 51% of our sales were in the first half of the year while approximately 49% of our sales occurred in the second half of the year.

Working capital requirements vary throughout the year. Working capital generally increases to support peak manufacturing and shipping periods and then decreases as accounts receivable are collected. However, throughout 2022, the Company leveraged our balance sheet to secure additional inventory across all of our brands to ensure the right inventory is available to meet customer demand.

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

•regulate the use and storage of gun powder or other energetic materials;

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

Bills have been introduced in Congress to establish, and to consider the feasibility of establishing, a nationwide database recording so-called “ballistic images” of ammunition fired from new guns. Should such a mandatory database be established, the cost to us, our distributors, and our customers could be significant, depending on the type of firearms and ballistic information included in the database. Bills have been introduced in Congress in the past several years that would affect the manufacture and sale of ammunition, including bills to regulate its manufacture, importation, and sale.

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

Human Capital

As of December 31, 2022, we had a total of over 900 employees worldwide. Of these employees, 380 were engaged in manufacturing, 280 in sales, marketing, product management and customer support, 80 in administrative functions (IT, Finance, HR, Legal and Compliance, etc.), 110 in R&D, engineering technology, manufacturing engineering and project management, 50 retail store associates and 20 in various executive and corporate functions. None of our employees are represented by a union in collective bargaining with us. We believe that our employee relations are good. Our human capital objectives center around identifying, recruiting, retaining, incentivizing and integrating our existing and new employees. We maintain and grow our team utilizing practices that help us identify, hire, incentivize and retain our existing employees and integrate new employees into our Company.

Impact of COVID-19

The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by each of the U.S., European, and Australian governments in March 2020, with governments world-wide implementing safety measures restricting travel and requiring citizen lockdowns and self-confinements for quarantining purposes. During the years ended December 31, 2020, 2021, and 2022, this had negatively affected the U.S., European, Australian and global economies, disrupted global supply chains, and resulted in significant transport restrictions and disruption of global financial markets.

An outbreak of disease or similar public health threat, such as the COVID-19 pandemic, could have, and in the case of the COVID-19 pandemic has had and may continue to have, a significant impact on the global supply chain, with restrictions and limitations on related activities causing disruption and delay, along with increased raw material, storage, and shipping costs. Any of these disruptions and delays may strain domestic and international supply chains, which could negatively affect the flow or availability of certain critical raw materials and finished good products that the Company relies upon. Furthermore, the foregoing impacts may significantly increase demand from online sales channels, including our website, and could impact our logistical operations, including our fulfillment and shipping functions, which may result in periodic delays in the delivery of our products.

We expect that an outbreak of disease or similar public health threat, such as the COVID-19 pandemic, could have, and in the case of the COVID-19 pandemic may continue to have, an impact on the Company’s sales and profitability in future periods. The duration of these trends and the magnitude of such impacts cannot be precisely estimated at this time, as they are affected by a number of factors (some of which are outside management’s control), including those presented in Item 1A. Risk Factors.

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

Risk Factor Summary

•We are subject to risks related to our dependence on the strength of retail economies.

•Certain products we sell are inherently risky and could give rise to product liability, product warranty claims, and other loss contingencies.

•Our markets are highly competitive and are subject to dramatic changes in consumer preferences.

•Our operations, including but not limited to integrating acquisitions and our purchase of raw materials, are sensitive to changes in global cultural, political, and financial market conditions as well as potential changes in regulations, legislation and government policies.

•Technological advances, the introduction of new products, and new design and manufacturing techniques could adversely affect our operations unless we are able to adapt to the resulting change in conditions.

•We may seek to raise additional funds, finance acquisitions, or develop strategic relationships by issuing capital stock that would dilute your ownership.

•We may be unsuccessful in our future acquisition endeavors, if any, which may have an adverse effect on our business; in addition, some of the businesses we acquire may incur significant losses from operations.

•We have been required to recognize impairment charges and may be required to take future write downs or write-offs, restructuring, and impairment or other charges.

•Our business and growth may suffer if we are unable to attract and retain key officers or employees, including our Chief Executive Officer, Warren Kanders, as well as any loss of officers or employees due to illness or other events outside of our control.

•We are uncertain of our ability to manage our growth.

•We have significant payment obligations under the terms of our credit facility, $138,360,000 of which was outstanding as of December 31, 2022.

•The members of our Board of Directors and our executive officers beneficially own in excess of 24% of our common stock. As such, the concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.

Risks Related to Our Industry

Many of the products we sell are used for inherently risky outdoor pursuits and could give rise to product liability or product warranty claims and other loss contingencies, which could affect our earnings and financial condition.

Many of our products are used in applications and situations that involve high levels of risk of personal injury and death. As a result, we maintain a staff who focus on including appropriate disclaimers and markings, and undertaking testing and otherwise seeking to assure the quality and safety of our products. We stay current with laws to seek to provide thorough and protective disclaimers and instructions on all of our products and packaging. Furthermore, our technical climbing and avalanche safety equipment and our related operations meet and are certified to International Personal Protective Equipment (PP) standards set by the EEC or ISO 9001 quality system standards. Failure to use our products for their intended purposes, failure to use or care for them properly, or their malfunction, or, in some limited circumstances, even correct use of our products, could result in serious bodily injury or death.

We remain exposed to product liability claims by the nature of the products we produce. Exposure occurs if one of our products is alleged to have resulted in property damage, bodily injury or other adverse effects. Any such product liability claims may include allegations of defects in manufacturing and/or design, failure to warn of dangers inherent in the product or activities associated with the product, negligence, strict liability, and/or breach of warranties. Although we maintain product liability insurance in amounts that we believe are reasonable, there can be no assurance that we will be able to maintain such insurance on acceptable terms, if at all, in the future or that product liability claims will not exceed the amount of insurance coverage.

As a manufacturer and distributor of consumer products, we are subject to government regulation in the United States and other countries, including, without limitation, the Consumer Products Safety Act, which empowers the Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous. Under certain circumstances, the Consumer Products Safety Commission could require us to repurchase or recall one or more of our products. Additionally, laws regulating certain consumer products exist in some cities and states, as well as in other countries in which we sell our products, and more restrictive laws and regulations may be adopted in the future. Any repurchase or recall of our products could be costly to us and could damage our reputation. If we are required to remove, or we voluntarily remove, our products from the market, our reputation could be tarnished and we might have large quantities of finished products that we ae unable to sell.

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

Our product liability insurance program is an occurrence-based program based on our current and historical claims experience and the availability and cost of insurance. We carry both general and umbrella liability policies that insure us for product liability claims. The policy has a small retention, which enables us to manage and control our product liability claims. Historically, product liability awards have not exceeded our individual per occurrence self-insured retention. We cannot assure you, however, that our future product liability experience will be consistent with our past experience. Additionally, we do not maintain product recall insurance. We maintain a warranty reserve for estimated future warranty claims, but the actual costs of servicing future warranty claims may exceed the reserve. As a result, product recalls or product liability claims could have a material adverse effect on our business, results of operations and financial condition.

We are subject to risks related to our dependence on the strength of retail economies in various parts of the world, and our performance may be affected by general economic conditions.

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

Moreover, declining economic conditions create the potential for future impairments of goodwill and other intangible and long-lived assets that may negatively impact our financial condition and results of operations. Various uncertainties tied to economic conditions, including significant adverse changes in business climate, adverse actions by regulators, unanticipated competition, loss of key customers, a downturn in the economy or in discretionary income levels or changes in consumer preferences could impact the expected cash flows to be generated by an asset or group of assets, and may result in an impairment of those assets. The impact of weak consumer credit markets, corporate restructurings, layoffs, prolonged high unemployment rates, declines in the value of investments and residential real estate, higher fuel prices and increases in federal and state taxation all can negatively affect our operating results.

As noted above, because a substantial majority of our net revenue is generated through discretionary spending by consumers for our outdoor recreation products, a downturn in the economy resulting from prolonged supply chain disruptions or labor shortages, a significant increase in inflation rates (including in connection with rising interest rates through government action to fight inflationary trends), or a reduction in consumer confidence in the U.S. economy may have a material adverse impact on our business, financial condition and results of operations, as consumers generally reduce their discretionary spending during such periods. Inflation rates have increased and may continue to rise or stay elevated for some time, all of which negatively impact consumer confidence and discretionary spending patterns. Additionally, inflationary trends and uncertainties in the economic climate in the United States and elsewhere could have a similar negative impact on the rate and amounts of purchases by our current and potential customers, create price inflation for our products, or otherwise have a negative impact on our expenses, gross margins and revenues, all of which could hinder our growth.

The occurrence of severe weather events, catastrophic health events, natural or man-made disasters, social and political conditions or civil unrest could significantly damage or destroy demand for our products, as well as key supply chain and fulfillment arrangements.

Unforeseen events, including public health emergencies, such as pandemics, natural disasters, such as earthquakes, hurricanes, tornadoes, snow or ice storms, floods and heavy rains, and man-made disasters, such as an oil spill closing large areas of hunting or fishing, could disrupt our operations or the operations of our suppliers, as well as the behavior of our consumers. In addition, extreme weather conditions could result in disruption or delay of production and delivery of materials and products in our supply chain and cause staffing shortages among our suppliers and other vendors on whom we rely. Global climate change may result in significant natural disasters occurring more frequently or with greater intensity, such as drought, wildfires, storms, sea-level rise, and flooding. Socio-political factors, such as wars, civil unrest or other economic or political uncertainties that contribute to consumer unease or harm to our supply chain or customer base, may also result in decreased discretionary spending, property damage and/or business interruption losses. To the extent these events result in the closure of one or more distribution centers that we rely on, a significant number of stores where our goods are sold, or our corporate headquarters or impact one or more of our key suppliers, our operations and financial performance could be materially adversely affected through an inability to support our business and fulfill demand that results in lost sales, and any precautions that we may take may not be adequate to mitigate the impact of such events. As these events occur in the future, if they should impact areas in which we have our corporate headquarters, a distribution center or a concentration of vendors or the stores where our products are sold, such events could have a material adverse effect on our business, financial condition and results of operations.

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

Additionally, shifts in consumer purchasing patterns, including the growth of e-commerce and large one-stop digital marketplaces, e-commerce off-price retailing and online comparison shopping in our key markets may have an adverse effect on our direct-to-consumer operations and the financial health of certain of our wholesale customers, some of whom may reduce their brick and mortar store fleet, file for protection under bankruptcy laws, restructure, or cease operations. These related business impacts have already occurred at certain of our wholesale customers. We face increased risk of order reduction and cancellation when dealing with financially ailing wholesale customers. We also extend credit to our wholesale customers based on an assessment of the wholesale customer’s financial condition, generally without requiring collateral. We may choose (and have chosen in the past) to limit our credit risk by reducing our level of business with wholesale customers experiencing financial difficulties and may not be able to replace those revenues with other customers or through our direct-to-consumer businesses within a reasonable period or at all.

Seasonality and weather conditions may cause our operating results to vary from quarter to quarter.

Sales of certain of our products in our Outdoor segment are seasonal. Sales of our outdoor recreation products such as carabineers, harnesses, and related climbing equipment products increase during warm weather months and decrease during winter, while sales of our apparel line and winter sports equipment such as our skis and related ski equipment increase during the cold weather months and decrease during summer. Weather conditions may also negatively impact sales (including events that may be caused or exacerbated by climate change). For instance, milder temperatures could prevent the formation of ice, which may negatively affect demand for our ice climbing products, and mild winter weather with less snowfall may negatively impact sales of our winter sports products. These factors could have a material adverse effect on our business, results of operations, and financial condition.

Our results of operations could be materially harmed if we are unable to accurately forecast demand for our products.

In each of our geographic markets, we face significant competition with respect to our products. Retailers who are our wholesale customers often pose a significant competitive threat by designing, marketing and distributing products under their own private labels that compete with ours. We also experience direct competition in our direct-to-consumer business from retailers that are our wholesale customers. This is true in particular in the digital marketplace, where increased consumer expectations and competitive pressure related to various aspects of our e-commerce business, including speed of product delivery, shipping charges, return privileges, and other evolving expectations are key factors.

Additionally, we often schedule internal production and place orders for products with independent manufacturers before our customers’ orders are firm. Therefore, if we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of product to deliver to our customers.

Inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have an adverse effect on our business, results of operations, and financial condition. On the other hand, if we underestimate demand for our products, our manufacturing facilities or third-party manufacturers may not be able to produce products to meet customer requirements, and this could result in delays in the shipment of products and lost revenues, as well as damage to our reputation and customer relationships. There can be no assurance that we will be able to successfully manage inventory levels to meet future order and reorder requirements.

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

The success of our proprietary products depends, in part, on our ability to protect our current and future technologies and products and to defend our intellectual property rights. If we fail to adequately protect our intellectual property rights, competitors may manufacture and market products similar to ours. Our principal intellectual property rights include our trademarks, patents, and trade secrets.

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

Our success depends on third-party logistics providers and our and third-party distribution facilities.

The majority of our products are manufactured outside of our principal sales markets, which requires these products to be consolidated and transported, sometimes over large geographical distances. A small number of third-party logistics providers currently consolidate, deconsolidate and/or transload almost all of our products. Any disruption in the operations of these providers or changes to the costs they charge, due to capacity constraints, volatile fuel prices or otherwise, could materially impact our sales and profitability. A prolonged disruption in the operations of these providers, by any means, could also require us to seek alternative distribution arrangements, which may not be available on attractive terms and could lead to delays in distribution of products, either of which could have a significant and material adverse effect on our business, results of operations and financial condition.

In addition, the ability to move products over larger geographical distances could be (as is currently the case) constrained by ocean, air and trucking cargo capacity, or disrupted by limitations at ports or borders. These constraints and disruptions could hinder our ability to satisfy demand through our wholesale and direct-to-consumer businesses, and we may miss delivery deadlines, which may cause our customers to cancel their orders, refuse to accept deliveries or demand a reduction in purchase price. In addition, increases in distribution costs, including but not limited to trucking, air and freight costs, could (as is currently the case) adversely affect our costs, which we may not be able to offset through price increases or decreased promotions.

We receive our products from third-party logistics providers at our owned and leased distribution centers in the United States, Australia, Austria, and New Zealand. The fixed costs associated with owning, operating and maintaining such distribution centers during a period of economic weakness or declining sales can result in lower operating efficiencies, financial deleverage and potential impairment in the recorded value of distribution assets.

We also receive and distribute our products through third-party operated distribution facilities internationally and domestically. We depend on these third-parties to manage the operation of their distribution facilities as necessary to meet our business needs. If the third-parties fail to manage these responsibilities, our international and domestic distribution operations could face significant disruptions.

Our ability to meet consumer expectations, manage inventory, complete sales, and achieve our objectives for operating efficiencies depends on the proper operation of our existing distribution facilities, as well as the facilities of third-parties, the development or expansion of additional distribution capabilities and services, and the timely performance of services by third-parties, including those involved in moving products to and from our distribution facilities and facilities operated by third-parties.

Our operations in international markets, and earnings in those markets, may be affected by changes in global cultural, political, and financial market conditions as well as potential changes in regulations, legislation and government policies.

Approximately 47% of our sales for the year ended December 31, 2022 were earned in international markets. As such our ability to maintain the current level of operations in our existing international markets and to capitalize on growth in existing and new international markets is subject to risks associated with international operations.

Our products are subject to increasingly stringent and complex domestic and foreign product labeling and performance and safety standards, laws and other regulations. These requirements could result in greater expense associated with compliance efforts, and failure to comply with these regulations could result in a delay, non-delivery, recall, or destruction of inventory shipments during key seasons or in other financial penalties. Significant or continuing noncompliance with these standards and laws could disrupt our business and harm our reputation.

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

Some of our operations are conducted or products are sold in countries where economic growth has slowed, or where economies have suffered economic, social and/or political instability or hyperinflation. Moreover, declining economic conditions create the potential for future impairments of goodwill and other intangible and long-lived assets that may negatively impact our financial condition and results of operations. In addition, global economic uncertainty relating to the effects of fiscal and political crises and political and economic disputes, changes in consumer spending, foreign currency exchange rate fluctuations, political unrest, natural disasters or other crises, terrorist acts, acts of war and/or military operations, could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We may not realize returns on our fixed cost investments in our direct-to-consumer business operations.

One of our strategic priorities is to expand and improve our global direct-to-consumer business operations. Accordingly, we continue to make investments in our digital capabilities and our direct-to-consumer operations. Since many of the costs of our direct-to-consumer operations are fixed, we may be unable to reduce expenses in order to avoid losses or negative cash flows if we have insufficient sales, including as a result of restrictions on operations. We may not be able to exit direct-to-consumer brick and mortar locations and related leases at all or without significant cost or loss, renegotiate the terms thereof, or effectively manage the profitability of our existing brick and mortar stores. In addition, obtaining real estate and effectively renewing real estate leases for our direct-to-consumer brick and mortar operations is subject to the real estate market and we may not be able to secure adequate new locations or successfully renew leases for existing locations.

Changes in effective tax rates could adversely affect our results.

As a global company, we determine our income tax liability in various tax jurisdictions and our effective tax rate based on an analysis and interpretation of local tax laws and regulations and our financial projections. This analysis requires a significant amount of judgment and estimation and is often based on various assumptions about the future, which, in times of economic disruptions, are highly uncertain. These determinations are the subject of periodic domestic and foreign tax audits. Although we accrue for uncertain tax positions, our accruals may be insufficient to satisfy unfavorable findings. Unfavorable audit findings and tax rulings may result in payment of taxes, fines and penalties for prior periods and higher tax rates in future periods.

On December 22, 2017, the United States government enacted comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”). The TCJA made broad and complex changes to the United States tax code. In addition, on March 27, 2020, the United States government enacted the U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). A change in interpretation of the applicable revisions to the United States tax code and related tax accounting guidance, changes in assumptions made in developing these estimates, and regulatory guidance that may be issued with respect to the applicable revisions to the United States tax code, and state tax implications as a result of the TCJA, the CARES Act, and other recent legislation may cause actual amounts to differ from our provisional estimates. In addition, proposals to reform U.S. and foreign tax laws could significantly impact how U.S. multinational corporations are taxed on foreign earnings and could increase the U.S. corporate tax rate. Although we cannot predict whether or in what form these proposals will pass, several of the proposals considered, if enacted into law, could have an adverse impact on our effective tax rate, income tax expense and cash flows.

Other changes in the tax laws of the jurisdictions where we do business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, could result in a material increase in our tax expense. For example, changes in the tax laws of foreign jurisdictions could arise as a result of the Base Erosion and Profit Shifting project undertaken by the Organization for Economic Co-operation and Development (“OECD”). The OECD, which represents a coalition of member countries, has recommended changes to numerous long-standing tax principles. In addition, recent efforts to reform how digital profits are taxed globally could have significant compliance and cost implications. As these changes are adopted by countries, tax uncertainty could increase and may adversely affect our provision for income taxes.

The conflict between Russia and Ukraine could have a material adverse effect on our operations, results of operations, financial condition, liquidity and business outlook.

There is continued, sustained military conflict between Russia and Ukraine and continued disruption in the region is likely. As a result, new and stricter sanctions have been imposed by the U.S., Canada, the United Kingdom, the European Union, and other countries and organizations against officials, individuals, regions, and industries in Russia. Russia’s potential response to such sanctions, as well as prolonged unrest, intensified military activities and/or the implementation of more extensive sanctions impacting the region could have a material adverse effect on our operations, results of operations, financial condition, liquidity and business outlook. Additionally, due to contractions in the supply of certain fuels from Russia arising out of the conflict in Ukraine and related sanctions, it is possible that certain of our consumers in Europe may not participate in outdoor activities during winter in patterns that are predictable or to the scale we have experienced in the past, which could in turn have a material adverse effect on our operations, results of operations, financial condition, liquidity and business outlook.

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

An outbreak of disease or similar public health threat, such as the COVID-19 pandemic, could have, and in the case of the COVID-19 pandemic has had and is expected to continue to have, an adverse impact on our business, financial condition and operating results, including in the form of lowered net sales and the delay of inventory production and fulfillment in impacted regions. Fear of contracting COVID-19, individuals contracting COVID-19 and the actions taken, and that may be taken, by governmental authorities, our third-party logistics providers, our landlords, our competitors or by us relating to the COVID-19 pandemic may:

•cause disruptions in the supply chain, including the ability to produce and deliver product as expected;

•result in canceled orders, non-payment for orders received and/or delayed payment for orders received;

•restrict the operation of our retail store operations and our ability to meet consumer demand at our stores;

•cause inflation and currency rate fluctuations;

•result in a misalignment between demand and supply;

•result in labor shortages, including as a result of any vaccine mandate or our return to work policies;

•increase reliance by consumers on e-commerce platforms;

•impair the financial health of certain of our customers;

•impact previous business assumptions;

•increase the reliance of our employees on digital solutions;

•restrict global business and travel;

•impair our ability to ship product through our owned or affiliated distribution centers, including as a result of capacity reductions, shift changes, labor shortages, higher than normal absenteeism and/or the complete shutdowns of facilities for deep cleaning procedures;

•cause rapid changes to employment and tax law;

•impair our key personnel;

•result in incremental costs from the adoption of preventative measures, including providing facial coverings and hand sanitizer, rearranging operations to follow social distancing protocols, conducting temperature checks and undertaking regular and thorough disinfecting of surfaces, and providing testing; and/or

•cause any number of other disruptions to our business, the risks of which may be otherwise identified herein.

In addition, the impact of the COVID-19 pandemic may also exacerbate other risks discussed in this Item 1A, any of which could have a material effect on us. The COVID-19 pandemic is ongoing, and its dynamic nature, including uncertainties relating to the duration of the pandemic, the return of consumer confidence and actions that may be taken by governmental authorities, landlords, our competitors or by us to contain the pandemic or to treat its impact, makes it difficult to forecast the degree to, or the time period over, which our sales and operations will be affected.

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

The manufacture and sale of bullets, and the possession and use of firearms and ammunition, are also the subject of significant public interest and debate. If public opinion should worsen, it may lead to boycotts of certain of our products and decreased demand for the bullets and other products we manufacture by consumers and the other constituents with which we deal, including suppliers, distributors and retailers, all of which could be a catalyst for potentially adverse reactions from our shareholders.

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

Compliance costs related to environmental requirements could negatively impact our financial results.

We are, and any of our vendors or customers may be subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment, climate change, greenhouse gas emissions, and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. Costs and capital expenditures relating to environmental, health or safety matters are subject to evolving regulatory requirements and depend on the timing of the promulgation and enforcement of specific standards which impose the requirements. Moreover, changes in environmental regulations could inhibit or interrupt our operations, or require modifications to our facilities. Accordingly, environmental, health or safety regulatory matters could result in significant unanticipated costs or liabilities.

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

•any material differences in the actual financial results of the Company’s past and future acquisitions as compared with our financial expectations for such acquisitions may require us to recognize impairment or other charges, and

•assumption of contingent or undisclosed liabilities of acquisition targets.

Any of the above risks could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

Our previously announced growth strategy may negatively impact our business, financial condition and results of operations.

The Company announced that it is seeking to invest in high-quality, durable, cash flow-producing assets in order to diversify our business within the outdoor and consumer markets as part of our previously announced growth strategy. There can be no assurance as to the outcome of the growth strategy, that any particular acquisition or investment opportunities will be consummated, or that any transaction will occur. In addition, our growth strategy may create perceived uncertainties as to our future direction and may result in the loss of employees, customers or business partners.

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

Our business is significantly dependent on our ability to meet our labor needs.

The success of our business depends significantly on our ability to hire and retain quality team members, which include but are not limited to managers and other personnel. Competition for non-entry-level personnel, particularly those with experience in our industry, is highly competitive. We may be unable to meet our labor needs and control our costs due to external factors such as the availability of a sufficient number of qualified persons in the workforce of the markets in which we operate, competition, unemployment levels, demand for certain labor expertise, prevailing wage rates, wage inflation, changing demographics, health and other insurance costs, adoption of new or revised employment and labor laws and regulations, and the impacts of man-made or natural disasters, such as tornadoes, hurricanes, and public health emergencies, such as the ongoing COVID-19 pandemic. We have experienced, and expect to continue to experience, a shortage of labor for certain functions, which has increased our labor costs and negatively impacted our profitability. The extent and duration of the effect of these labor market challenges are subject to numerous factors, including the availability of qualified persons in the markets where we and our vendors and customers operate and unemployment levels within these markets, behavioral changes, prevailing wage rates and other benefits, inflation, adoption of new or revised employment and labor laws and regulations (including increased minimum wage requirements) or government programs, safety levels of our operations, and our reputation within the labor market.

Recent or potential future legislative initiatives may seek to increase the federal minimum wage in the United States, as well as the minimum wage in a number of individual states or markets. As federal or state minimum wage rates increase, we may need to increase not only the wage rates of our minimum wage team members, but also the wages paid to our other hourly team members as well. Further, should we fail to increase our wages competitively in response to increasing wage rates, the quality of our workforce could decline, causing our customer service to suffer. Additionally, the U.S. Department of Labor has proposed rules that may have salary and wage impact for “exempt” team members, which could result in a substantial increase in store payroll expense. Any increase in the cost of our labor could have an adverse effect on our operating costs, financial condition and results of operations, which in turn can materially adversely affect our business.

Although none of our employees are currently covered under collective bargaining agreements, we cannot guarantee that employees will not elect to be represented by labor unions in the future. If some or our entire workforce were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements or work practice, it could have a material adverse effect on our business, financial condition and results of operations.

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

The amended and restated credit agreement that we and certain of our subsidiaries entered into with JPMorgan Chase Bank, N.A. on April 18, 2022 (the “Credit Agreement”) contains, and any of our other future debt agreements may contain, covenant restrictions that limit our ability to operate our business, including, without limitation, restrictions on our and our subsidiaries’ ability to:

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

Initiatives to upgrade our business processes and information technology systems to optimize our operational and financial performance involve many risks which could result in, among other things, business interruptions, higher costs and lost profits.

We regularly implement business process improvement and information technology initiatives intended to optimize our operational and financial performance. Transitioning to these new or upgraded processes and systems requires significant capital investments and personnel resources. Implementation is also highly dependent on the coordination of numerous employees, contractors and software and system providers. The interdependence of these processes and systems is a significant risk to the successful completion and continued refinement of these initiatives, and the failure of any aspect could have a material adverse effect on the functionality of our overall business. We may also experience difficulties in implementing or operating our new or upgraded business processes or information technology systems, including, but not limited to, ineffective or inefficient operations, significant system failures, system outages, delayed implementation and loss of system availability, which could lead to increased implementation and/or operational costs, loss or corruption of data, delayed shipments, excess inventory and interruptions of operations resulting in lost sales and/or profits.

We rely on information technology systems, including third-party cloud-based solutions, and any failure of these systems may result in disruptions or outages in our e-commerce and in-store retail platforms, loss of processing capabilities, and/or loss of data, any of which may have a material adverse effect on our financial condition, results of operations or cash flow.

Our reputation and ability to attract, retain and serve consumers is dependent upon the reliable performance of our underlying technology infrastructure and external service providers, including third-party cloud-based solutions. These systems are vulnerable to damage or interruption and we have experienced interruptions in the past. We rely on cloud-based solutions furnished by third parties primarily to allocate resources, pay vendors, collect from customers, process transactions, develop demand and supply plans, manage product design, production, transportation, and distribution, forecast and report operating results, meet regulatory requirements and administer employee payroll and benefits, among other functions. In addition, our direct-to-consumer operations, both in-store and online, rely on cloud-based solutions to process transactions. We have also designed a significant portion of our software and computer systems to utilize data processing and storage capabilities from third-party cloud solution providers. Both our on-premises and cloud-based infrastructure may be susceptible to outages due to any number of reasons, including, human error, fire, floods, power loss, telecommunications failures, terrorist attacks and similar events. Despite the implementation of security measures that we believe to be reasonable, both our on-premises and our cloud-based infrastructure may also be vulnerable to hacking, computer viruses, the installation of malware and similar disruptions either by third-parties or employees, which may result in outages. We do not have redundancy for all of our systems and our disaster recovery planning may not account for all eventualities. If we or our existing third-party cloud-based solution providers experience interruptions in service regularly or for a prolonged basis, or other similar issues, our business could be seriously harmed and, in some instances, our consumers may not be able to purchase our products, which could significantly and negatively affect our sales. Additionally, our existing cloud-based solution providers have broad discretion to change and interpret their terms of service and other policies with respect to us, and they may take actions beyond our control that could harm our business. We also may not be able to control the quality of the systems and services we receive from our third-party cloud-based solution providers. Any transition of the cloud-based solutions currently provided to different cloud providers would be difficult to implement and may cause us to incur significant time and expense.

If we and/or our cloud-based solution providers are not successful in preventing or effectively responding to outages and cyberattacks, our financial condition, results of operations and cash flow could be materially and adversely affected.

Additionally, information technology systems require periodic modifications, upgrades, and replacement that subject us to costs and risks, including potential disruption to our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel or outside firms to implement and operate existing or new systems, and other risks and costs of delays or difficulties in transitioning to new or modified systems or of integrating new or modified systems into our current systems. In addition, challenges implementing new or modified technology systems may cause disruptions in our business operations and have an adverse effect on our business operations if not anticipated and appropriately mitigated.

Breaches of our information systems could adversely affect our reputation, disrupt our operations, and result in increased costs and loss of revenue.

There have been an increasing number of recent global cyber security incidents affecting companies, including us. These incidents are expected to be more prevalent as a result of work-from-home policies, and could cause operational failures or compromise sensitive or confidential corporate and personal data. Because we are interconnected with and dependent on third-party vendors, we could also be adversely affected if we or any of our vendors are subject to a successful cyber-attack or other information security event. Such cyber security incidents may result in the loss or compromise of customer, financial, or operational data; disruption of billing, collections, or normal operating activities; disruption of electronic monitoring and control of operational systems; and delays in financial reporting and other management functions, and our acquisition activities could increase such risk. There can be no guarantees that such a cyber incident would not result in the unauthorized access to or the disclosure of customer data, our trade secrets or other intellectual property, or personal information of our employees. There can be no guarantee that the disclosure of any of this information would not have a material adverse effect on our business, reputation, financial condition, and results of operations. We continually evaluate our systems and may implement further controls and additional preventative actions to further strengthen our systems against attacks. We cannot assure you that such measures will provide absolute security, that we will be able to react in a timely manner, or that our remediation efforts following past or future attacks will be successful. Possible impacts associated with a cyber security incident may include, among other things, business interruption, ransom payments, the identification of material weaknesses or significant deficiencies, remediation costs related to lost, stolen, or compromised data; repairs to data processing systems; increased cyber security protection costs; reputational damage; and adverse effects on our compliance with privacy and other laws and regulations that are applicable to us. We have insurance coverage to protect us against losses from certain cyber security incidents, including liability for third-party vendors who mishandle our information. However, there can be no guarantee that every potential loss due to cyber-attack or theft of information has been insured against, nor that the limits of the insurance we have acquired will be sufficient to cover all such losses.

Adverse publicity about the Company and/or its brands, including without limitation, through social media or in connection with brand damaging events and/or public perception could negatively impact our business.

Our brands have wide recognition, and our success has been due in large part to our ability to maintain, enhance and protect our brand image and reputation and our consumers’ and customers’ connection to our brands. Our continued success depends in part on our ability to adapt to a rapidly changing media environment, including our increasing reliance on social media and online dissemination of advertising campaigns. In addition, consumer and customer sentiment could be shaped by our sustainability policies and related design, sourcing and operational decisions.

Negative claims or publicity involving us, our board of directors, our brands, our products, services and experiences, consumer data, or any of our key employees, endorsers, or suppliers could seriously damage our reputation and the image of our brands, regardless of whether such claims are accurate.

Furthermore, social media, which accelerates and potentially amplifies the scope of negative publicity, can increase the challenges of responding to negative claims. Adverse publicity could also damage our reputation and the image of our brands, undermine consumer confidence in us and reduce long-term demand for our products, even if such adverse publicity is unfounded or not material to our operations. If the reputation, culture or image of any of our brands is tarnished or if we receive negative publicity, then our sales, financial condition and results of operations could be materially and adversely affected.

The effects of climate change and increased focus by governmental and non-governmental organizations, customers, consumers and investors on sustainability issues, including those related to climate change and socially responsible activities, may adversely affect our business and financial results and damage our reputation.

Climate change is occurring around the world and may impact our business in numerous ways. Such change could lead to an increase in raw material and packaging prices, and reduced availability, for example, due to water shortages which could adversely impact raw material availability. Increased frequency of extreme weather (storms and floods) could cause increased incidence of disruption to the production and distribution of our products and an adverse impact on consumer demand and spending.

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

The members of our Board of Directors and our executive officers, which includes Mr. Warren B. Kanders, beneficially own approximately 24.3% of our outstanding common stock as of February 22, 2023. As a result, our Board of Directors and executive officer, to the extent they vote their shares in a similar manner, have influence over our affairs and could exercise such influence in a manner that is not in the best interests of our other stockholders, including by attempting to delay, defer or prevent a change of control transaction that might otherwise be in the best interests of our stockholders.

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

Additionally, if we underwent an ownership change, the NOL carryforward limitations would impose an annual limit on the amount of the taxable income that may be offset by our NOL generated prior to the ownership change. If an ownership change were to occur, we may be unable to use a significant portion of our NOL to offset taxable income. In general, an ownership change occurs when, as of any testing date, the aggregate of the increase in percentage points of the total amount of a corporation’s stock owned by one or more “5-

percent shareholders” within the meaning of Section 382 of the Internal Revenue Code (“Code”) whose percentage ownership of the stock has increased as of such date over the aggregate of the lowest percentage of the stock owned by such 5-percent shareholder at any time during the three-year period preceding such date is more than 50 percentage points. In general, persons who own 5% or more of a corporation’s stock are 5-percent shareholders, and all stock owned by persons who are not 5-percent shareholders is treated as owned by one 5-percent shareholder. The issuance of a large number of shares of common stock in connection with any acquisitions could result in a limitation of the use of our NOLs.

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

We have been required to recognize impairment charges and may be required to take future write downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

In connection with our general growth strategy of acquiring businesses and assets, we have and may be forced in the future to write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in us reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock.

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

We have outstanding an aggregate of 37,073,635 shares of our common stock as of February 22, 2023. This includes 6,353,234 shares of common stock that are beneficially owned by Mr. Kanders, our Chairman of the Board, of which he has 4,840,971 hypothecated and/or pledged as security for loans from financial institutions and that may be sold by such financial institutions in the event of a foreclosure of these loans. The sale of a significant amount of shares at any given time, or the perception that such sales could occur, including sales of the shares beneficially owned by Mr. Kanders, could adversely affect the prevailing market price of our common stock.

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

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our securities adversely, the price and trading volume of our securities could decline.

The trading market for our securities may be influenced by the research and reports that industry or securities analysts publish about us, our business, market, or competitors. If any of the analysts who may cover us adversely change their recommendation regarding our shares of common stock, or provide more favorable relative recommendations about our competitors, the price of our shares of common stock would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.

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

Techniques employed by short sellers or other derivative traders may drive down the market price of our common stock and/or spur litigation or regulatory action.

Short selling is the practice of selling securities that a seller does not own but rather has borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. Short sellers hope to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement securities, as short sellers expect to pay less in that purchase than they received in the sale. As it is in short sellers’ interest for the price of the security to decline, many short sellers publish, or arrange for the publication of, negative opinions and allegations regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a security short. These short attacks have, in the past, led to selling of shares in the market.

If we were to become the subject of unfavorable allegations contained in short reports, whether such allegations are proven to be true or untrue, we may have to expend a significant amount of resources to investigate such allegations and/or defend ourselves. While we would prefer to strongly defend against any such short seller attacks, we may be constrained in the manner in which we can proceed against the relevant short sellers by principles of freedom of speech, applicable state law or issues of commercial confidentiality. Such a situation could be costly and time-consuming, and could divert management’s attention from our day-to-day operations. Even if such allegations are ultimately proven to be groundless, allegations against us could severely impact the market price of our common stock and our business operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters, as well as our primary research, evaluation and design studios, is located in a facility owned by the Company in Salt Lake City, Utah. In addition, at December 31, 2022, the Company and its subsidiaries lease or own facilities throughout the U.S., Europe, Australia and New Zealand. In general, our properties are well maintained, considered adequate and being utilized for their intended purposes.

The following table identifies and provides certain information regarding our principal facilities:

Activity	Location	Owned/Leased

Corporate Headquarters:	Salt Lake City, Utah	Owned

Outdoor Segment

Black Diamond U.S. Distribution and Manufacturing Facilities:	Salt Lake City, Utah	Leased/Owned

Black Diamond European Sales and Marketing Office:	Innsbruck, Austria	Leased

PIEPS Sales and Marketing Office:	Lebring, Austria	Leased

Black Diamond HQ Retail Store	Salt Lake City, Utah	Leased

Black Diamond Trolley Square Retail Store	Salt Lake City, Utah	Leased

Black Diamond Park City Retail Store	Park City, Utah	Leased

Black Diamond Jackson Retail Store	Jackson, Wyoming	Leased

Black Diamond Big Sky Retail Store	Big Sky, Montana	Leased

Black Diamond Boulder Retail Store	Boulder, Colorado	Leased

Black Diamond Bend Retail Store	Bend, Oregon	Leased

Black Diamond Burlington Retail Store	Burlington, Vermont	Leased

Precision Sport Segment

Sierra U.S. Distribution and Manufacturing Facilities:	Sedalia, Missouri	Owned

Barnes U.S. Distribution and Manufacturing Facilities:	Mona, Utah	Owned

Adventure Segment

Rhino-Rack Australia Headquarters:	Sydney, Australia	Leased

Rhino-Rack Australia Perth Distribution Facility:	Perth, Australia	Leased

Rhino-Rack U.S. Distribution Facility:	Denver, Colorado	Leased

Rhino-Rack N.Z. Distribution Facility:	Wellington, New Zealand	Leased

MAXTRAX Australia Headquarters:	Brisbane, Australia	Leased

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

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock to the cumulative total return of the NASDAQ Global Select Market Composite and the Russell 2000 Index for the period commencing on December 31, 2017 and ending on December 31, 2022 (the “Measuring Period”). The graph assumes that the value of the investment in our common stock and the indexes was $100 on December 31, 2017. The yearly change in cumulative total return is measured by dividing (1) the sum of (i) the cumulative amount of dividends for the Measuring Period, assuming dividend reinvestment, and (ii) the change in share price between the beginning and end of the Measuring Period, by (2) the share price at the beginning of the Measuring Period.

Historical stock price performance should not be relied on as indicative of future stock price performance.

Total Return Analysis

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Clarus Corporation	$100.00	$128.92	$174.87	$199.89	$361.10	$103.43
The Russell 2000 Index	$100.00	$87.82	$108.66	$128.61	$146.23	$114.70
NASDAQ Global Select Market	$100.00	$96.32	$130.62	$186.83	$230.03	$155.00

Stockholders

On February 22, 2023, the last reported sales price for our common stock was $9.69 per share. As of February 22, 2023, there were 71 holders of record of our common stock.

Dividends

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a Quarterly Cash Dividend program of $0.025 per share of the Company’s common stock or $0.10 per share on an annualized basis. On May 1, 2020, the Company announced that, in light of the operational impact of the COVID-19 pandemic, its Board of Directors temporarily replaced its Quarterly Cash Dividend with a Quarterly Stock Dividend. In 2022, 2021 and 2020, our total Quarterly Cash Dividends were $3,721,000, $3,335,000, and $1,520,000 respectively.  In 2020, our total Quarterly Stock Dividends were $1,533,000, which combined with our cash dividend of $1,520,000, resulted in total dividends of $3,053,000.

On February 24, 2023, the Company announced that its Board of Directors approved the payment on March 17, 2023 of the Quarterly Cash Dividend to the record holders of shares of the Company’s common stock as of the close of business on March 7, 2023.

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

Recent Sales of Unregistered Securities

None.

Recent Purchases of our Registered Equity Securities

On August 1, 2022, the Company announced that its Board of Directors had terminated its $30,000,000 share repurchase program, which still had $10,793,587 available. The program was replaced with a new stock repurchase program that allows the repurchase of up to $50,000,000 of the Company’s outstanding common stock, which still had $42,829,217 available as of December 31, 2022. No repurchases of shares of the Company’s common stock occurred during the three months ended December 31, 2022.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity plans as of December 31, 2022:

Plan Category	(A) Number of securities to be issued upon exercise of outstanding, warrants and rights	(B) Weighted-average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders (1)	5,792,180	$18.36	7,400,248

Total	5,792,180	$18.36	7,400,248

(1) Consists of stock options and restricted stock awards issued and issuable under the 2005 Stock Incentive Plan and the 2015 Stock Incentive Plan. There are a total of 1,545,833 restricted stock awards included in column (A) that do not have an exercise price.  Excluding these restricted stock awards, the weighted average exercise price of outstanding options, warrants and rights is $11.46.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis reviews significant factors affecting the Company’s consolidated results of operations, financial condition and liquidity. This discussion should be read in conjunction with our financial statements and the accompanying notes to the financial statements. A discussion of changes in our financial condition and the results of operations from the year ended December 31, 2021 to December 31, 2020 can be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 7, 2022.

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

Potential risks and uncertainties that could cause the actual results of operations or financial condition of the Company to differ materially from those expressed or implied by forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, the overall level of consumer demand on our products; general economic conditions and other factors affecting consumer confidence, preferences, and behavior; disruption and volatility in the global currency, capital and credit markets; the financial strength of the Company’s customers; the Company’s ability to implement its business strategy; the ability of the Company to execute and integrate acquisitions; changes in governmental regulation, legislation or public opinion relating to the manufacture and sale of bullets and ammunition, and the possession and use of firearms and ammunition by our customers; the Company’s exposure to product liability or product warranty claims and other loss contingencies; disruptions and other impacts to the Company’s business, as a result of an outbreak of disease or similar public health threat, such as the COVID-19 global pandemic, and government actions and restrictive measures implemented in response; stability of the Company’s manufacturing facilities and suppliers, as well as consumer demand for our products, in light of disease epidemics and health-related concerns such as the COVID-19 global pandemic; the impact that global climate change trends may have on the Company and its suppliers and customers, increased focus on sustainability issues as a result of global climate change; regulatory or market responses to global climate change; the Company's ability to protect patents, trademarks and other intellectual property rights; any breaches of, or interruptions in, our information systems; the ability of our information technology systems or information security systems to operate effectively, including as a result of security breaches, viruses, hackers, malware, natural disasters, vendor business interruptions or other causes; our ability to properly maintain, protect, repair or upgrade our information technology systems or information security systems, or problems with our transitioning to upgraded or replacement systems; the impact of adverse publicity about the Company and/or its brands, including without limitation, through social media or in connection with brand damaging events and/or public perception; fluctuations in the price, availability and quality of raw materials and contracted products as well as foreign currency fluctuations; ongoing disruptions and delays in the shipping and transportation of our products due to port congestion, container ship availability and/or other logistical challenges; our ability to utilize our net operating loss carryforwards; changes in tax laws and liabilities, tariffs, legal, regulatory, political and economic risks; the Company’s ability to maintain a quarterly dividend; and any material differences in the actual financial results of the Company’s past and future acquisitions, including, without limitation, its previous acquisition of Rhino-Rack as compared with expectations, including the impact of acquisitions and any recognition of impairment or other charges relating to any such acquisitions on the Company’s future earnings per share. More information on potential factors that could affect the Company’s financial results can be found under Item 1A. Risk Factors of this Annual Report on Form 10-K. All forward-looking statements included in this Annual Report on Form 10-K are based upon information available to the Company as of the date of this Annual Report on Form 10-K, and speak only as the date hereof. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K.

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

Each of our brands represents a unique customer value proposition. Supported by six decades of proven innovation, Black Diamond is an established global leader in high-performance, activity-based climbing, skiing, and technical mountain sports equipment. The brand is synonymous with premium performance, safety and reliability. Our Sierra and Barnes brands have been leading specialty manufacturers of bullets and ammunition for over 50 years. Since 1947, Sierra has been dedicated to manufacturing the highest-quality, most accurate bullets in the world for hunting and sport shooting enthusiasts. Barnes traces its history back to 1932, and since 1989 has manufactured technologically-advanced lead-free bullets and premium ammunition for hunters, range shooters, military and law enforcement professionals. Founded in 1992, our Rhino-Rack brand is a globally-recognized designer and distributor of highly-engineered automotive roof racks and accessories to enhance the outdoor enthusiast’s overlanding experience. Founded in 2005, our MAXTRAX brand offers high-quality overlanding and off-road vehicle recovery and extraction tracks for the overland and off-road market.

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

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis. The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. On May 1, 2020, the Company announced that, in light of the operational impact of the COVID-19 pandemic, its Board of Directors temporarily replaced its Quarterly Cash Dividend with a stock dividend (the “Quarterly Stock Dividend”). On October 19, 2020, the Company announced that its Board of Directors approved the reinstatement of its Quarterly Cash Dividend. In 2022, 2021 and 2020, our total Quarterly Cash Dividends were $3,721,000, $3,335,000, and $1,520,000 respectively.  In 2020, our total Quarterly Stock Dividends were $1,533,000, which combined with our cash dividend of $1,520,000, resulted in total dividends of $3,053,000. On February 24, 2023, the Company announced that its Board of Directors approved the payment on March 17, 2023 of the Quarterly Cash Dividend to the record holders of shares of the Company’s common stock as of the close of business on March 7, 2023.

Impact of COVID-19

The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by each of the U.S., European, and Australian governments in March 2020, with governments world-wide implementing safety measures restricting travel and requiring citizen lockdowns and self-confinements for quarantining purposes. During the years ended December 31, 2020, 2021, and 2022, this had negatively affected the U.S., European, Australian and global economies, disrupted global supply chains, and resulted in significant transport restrictions and disruption of global financial markets.

An outbreak of disease or similar public health threat, such as the COVID-19 pandemic, could have, and in the case of the COVID-19 pandemic has had and may continue to have a significant impact on the global supply chain, with restrictions and limitations on related activities causing disruption and delay, along with increased raw material, storage, and shipping costs. Any of these disruptions and delays may strain domestic and international supply chains, which could negatively affect the flow or availability of certain critical raw materials and finished good products that the Company relies upon. Furthermore, the foregoing impacts may significantly increase demand from online sales channels, including our website, and could impact our logistical operations, including our fulfillment and shipping functions, which may result in periodic delays in the delivery of our products.

We expect that an outbreak of disease or similar public health threat, such as the COVID-19 pandemic, could have, and in the case of the COVID-19 pandemic may continue to have, an impact on the Company’s sales and profitability in future periods. The duration of these trends and the magnitude of such impacts cannot be precisely estimated at this time, as they are affected by a number of factors (some of which are outside management’s control), including those presented in Item 1A. Risk Factors.

Critical Accounting Policies and Use of Estimates

Management’s discussion of our financial condition and results of operations is based on the consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting periods. We continually evaluate our estimates and assumptions including those related to revenue recognition, income taxes and valuation of long-lived assets, goodwill and indefinite-lived intangible assets, and other intangible assets. We base our estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

We believe the following critical accounting policies include the more significant estimates and assumptions used in the preparation of our consolidated financial statements. Our accounting policies are more fully described in Note 1 of our consolidated financial statements.

•Fair value of net assets acquired in business combinations – We allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over these fair values is recorded as goodwill.  We engage independent third-party valuation specialists to assist us in determining the fair values of certain assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Different valuation approaches are used to value different types of intangible assets. The income approach is a valuation technique that capitalizes anticipated income associated with the asset being valued. This approach is predicated on developing net income and cash flow projections which are discounted for risk and the time value of money. This approach is generally the principal approach to the valuation of most intangible assets. The market approach involves the compilation and analysis of recent acquisitions of similar assets in the open market. A fair value can be estimated after adjustments are made to reflect comparability differences between the assets sold and those being valued. This method of valuation applies primarily to the valuation of owned land, inventory, and certain intangible assets. The cost approach estimates the amount that would be required to replace the service capacity of an asset (often referred to as current replacement cost). We typically apply all three approaches to estimate the fair value of our tangible and intangible tangible assets depending on the type of asset acquired. Business acquisitions may include contingent consideration payments based on various future financial measures, such as sales-based milestones, related to the acquired entity. We estimate the fair value of contingent consideration liabilities based on estimated sales growth rates, discount rates, and other relevant factors.

Significant estimates in valuing certain intangible assets include, but are not limited to, the projected financial information related to each individual asset, particularly forecasted sales growth rates, cash flows, market-based royalty rates and estimated discount rates. Product technology and trademarks are valued using the relief-from-royalty method, and customer relationships are valued using the multi-period excess earnings model. The relief-from-royalty method is used to estimate the cost savings that accrue to the owner of an intangible asset who would otherwise have to pay royalties or license fees on revenues earned through the use of the asset. The multi-period excess earnings method supposes that the owner of the intangible asset is able to achieve a return in excess of that received without the intangible asset through enhanced revenues or cost savings. Our discounted cash flow estimates use discount rates that correspond to a weighted-average cost of capital consistent with a market-participant view. The discount rates are consistent with those used for investment decisions and take into account our operating plans and strategies. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. If we do not achieve the results reflected in the assumptions and estimates, our goodwill impairment evaluations could be adversely affected, and we may impair a portion or all of our intangible assets, which would adversely affect our operating results in the period of impairment.

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

•Goodwill and indefinite-lived intangible assets – We assess the recoverability of our reporting unit’s carrying value of goodwill by performing a qualitative assessment and/or a quantitative goodwill impairment test.  At a minimum, we perform an annual assessment of possible goodwill impairment as of each December 31. Management may perform an interim goodwill impairment assessment whenever events or circumstances make it more likely than not that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell or dispose of the reporting unit. If we begin with a qualitative assessment and are able to support the conclusion that it is not more likely than not that the fair value of the reporting unit is less than its carrying value, we are not required to perform the quantitative goodwill impairment test.  Otherwise, we are required to perform the quantitative goodwill impairment test which compares the reporting unit’s carrying value including goodwill to its estimated fair value. We estimate the reporting unit’s fair value using a combination of the income approach based upon projected discounted cash flows of the reporting unit and the market approach based upon the market multiple of comparable publicly traded companies. If the estimated fair value of the reporting entity exceeds the carrying value, the goodwill is not impaired, and no further review is required. However, if the carrying value exceeds the estimated fair value of the reporting unit, an impairment expense should be recognized for the excess of the carrying value over the fair value.

Under the income approach, the estimated discounted cash flows are based on the best information available to us at the time, including supportable assumptions and projections we believe are reasonable. Our discounted cash flow estimates use discount rates that correspond to a weighted-average cost of capital consistent with a market-participant view. The discount rates are consistent with those used for investment decisions and take into account our future operating plans and strategies. Certain other key assumptions utilized, including revenue and cash flow projections, are based on estimates consistent with those utilized in our annual budgeting and planning process that we believe are reasonable. However, if we do not achieve the results reflected in the assumptions and estimates, our goodwill impairment evaluations could be adversely affected, and we may impair a portion or all of our goodwill, which would adversely affect our operating results in the period of impairment.

The market approach identifies the EBITDA multiples of comparable publicly traded companies. The reporting unit’s current EBITDA is multiplied by the market multiple to estimate its current estimated fair value. Key assumptions utilized in estimating the reporting unit’s EBITDA include revenue and cash flow projections. If the market multiples or EBITDA value assumptions are incorrect, our goodwill impairment evaluation could also be adversely affected, and we may impair a portion or all of our goodwill, which would adversely affect our operating results in the period of impairment.

We also test indefinite-lived intangible assets for impairment annually during the fourth quarter, generally as of December 31st of each year. Management may perform an interim indefinite-lived intangible asset impairment assessment whenever events or circumstances make it more likely than not that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell or dispose of the reporting unit. If the carrying value of the indefinite-lived asset is higher than its fair value, then the asset is deemed to be impaired and the impairment charge is estimated as the difference. The Company calculates the fair value of its indefinite-lived intangible assets using the income approach, specifically the relief-from-royalty method. The relief-from-royalty method is used to estimate the cost savings that accrue to the owner of an intangible asset who would otherwise have to pay royalties or license fees on revenues earned through the use of the asset. Internally forecasted revenues, which the Company believes reasonably approximate market participant assumptions, are multiplied by a royalty rate to arrive at the estimated net after tax cost savings. The royalty rate used in the analysis is based on an analysis of empirical, market-derived royalty rates for comparable intangible assets. The net after tax cost savings are discounted using the same weighted-average cost of capital discount rate developed for purposes of the Company's quantitative goodwill impairment test. The key uncertainties in these calculations are the assumptions used in determining the revenue associated with each indefinite-lived intangible asset and the royalty rate. If we do not achieve the results reflected in the market assumptions and forecasted estimates, our indefinite-lived intangibles impairment evaluations could be adversely affected, and we may impair a portion or all of their carrying values, which would adversely affect our operating results in the period of impairment.

During the year ended December 31, 2022, we recorded $92,311,000 of impairment of goodwill and indefinite-lived intangible assets, specifically the Rhino-Rack trademark, in our Adventure reporting unit. No impairment was recorded during the years ended December 31, 2021, and 2020.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 to the notes to consolidated financial statements.

Results of Operations (In Thousands)

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

The following presents a discussion of operations for the year ended December 31, 2022, compared with the year ended December 31, 2021:

	Year Ended December 31,
	2022	2021

Sales
Domestic sales	$238,144	$225,878
International sales	209,962	149,916
Total sales	448,106	375,794

Cost of goods sold	284,690	238,862
Gross profit	163,416	136,932

Operating expenses
Selling, general and administrative	135,039	105,494
Transaction costs	2,967	11,843
Contingent consideration expense (benefit)	493	(1,605)
Impairment of goodwill and indefinite-lived intangible assets	92,311	-

Total operating expenses	230,810	115,732

Operating (loss) income	(67,394)	21,200

Other income (expense)
Interest expense, net	(7,895)	(2,939)
Other, net	(1,842)	(4,382)

Total other expense, net	(9,737)	(7,321)

(Loss) income before income tax	(77,131)	13,879
Income tax benefit	(7,351)	(12,214)
Net (loss) income	$(69,780)	$26,093

Sales

Sales increased $72,312, or 19.2%, to $448,106 during the year ended December 31, 2022, compared to sales of $375,794 during the year ended December 31, 2021. The increase in sales was primarily attributable to an increase in sales at the Adventure, Precision Sport, and Outdoor segments of $50,095, $23,032, and $8,126, respectively. The increase at the Adventure segment is due to the full year ownership of the Adventure brands during the year ended December 31, 2022, compared to the partial year of ownership in the prior period. Sales increases in the Outdoor and Adventure segments were partially offset by a decrease in sales of $6,613 and $2,328, respectively, due to the strengthening of the U.S. dollar against foreign currencies during the year ended December 31, 2022, compared to the prior period.

Domestic sales increased $12,266, or 5.4%, to $238,144 during the year ended December 31, 2022, compared to domestic sales of $225,878 during the year ended December 31, 2021. The increase in sales was primarily attributable to an increase in sales at the Adventure and Precision Sport segments of $12,470 and $4,267, respectively. The increase at the Adventure segment is due to the full year ownership of the Adventure brands during the year ended December 31, 2022, compared to the partial year of ownership in the prior period. This increase was partially offset by a decrease in sales at the Outdoor segment of $4,471.

International sales increased $60,046, or 40.1%, to $209,962 during the year ended December 31, 2022, compared to international sales of $149,916 during the year ended December 31, 2021. The increase in sales was primarily attributable to an increase in sales at Adventure, Precision Sport, and Outdoor segments of $37,625, $18,765, and $12,597, respectively. The increase at the Adventure segment is due to the full year ownership of the Adventure brands during the year ended December 31, 2022, compared to the partial year of ownership in the prior period. Sales increases in the Outdoor and Adventure segments were partially offset by a decrease in sales of $6,613 and $2,328, respectively, due to the strengthening of the U.S. dollar against foreign currencies during the year ended December 31, 2022, compared to the prior period.

Cost of Goods Sold

Cost of goods sold increased $45,828, or 19.2%, to $284,690 during the year ended December 31, 2022, compared to cost of goods sold of $238,862 during the year ended December 31, 2021. The increase in cost of goods sold was primarily attributable to an increase in the number of units sold and a full year of ownership of the Adventure brands during the year ended December 31, 2022.

Gross Profit

Gross profit increased $26,484 or 19.3%, to $163,416 during the year ended December 31, 2022, compared to gross profit of $136,932 during the year ended December 31, 2021. Gross margin was 36.5% during the year ended December 31, 2022, compared to a gross margin of 36.4% during the year ended December 31, 2021. Gross margin during the year ended December 31, 2022, increased compared to the prior year as gross margin was negatively impacted by $4,769 due to the sale of Barnes, Rhino-Rack, and MAXTRAX inventory that was recorded at its fair value in purchase accounting during the year ended December 31, 2021. The 2022 increase was partially offset by the $269 MAXTRAX fair value inventory charge due to purchase accounting during the year ended December 31, 2022, as well as unfavorable foreign exchange impacts due to a strong U.S. dollar against foreign currencies and abnormally high freight costs.

Selling, General and Administrative

Selling, general, and administrative expenses increased $29,545, or 28.0%, to $135,039 during the year ended December 31, 2022, compared to selling, general and administrative expenses of $105,494 during the year ended December 31, 2021. The increase in selling, general and administrative expenses is primarily due to the inclusion of Rhino-Rack and MAXTRAX for the full year in 2022, which included incremental expenditure of $16,634 and $4,526 in 2022 for Rhino-Rack and MAXTRAX, respectively. Additionally, the Company incurred higher Corporate costs of $4,083 primarily related to increased payroll and stock compensation of $3,546 during the year ended December 31, 2022, compared to the prior year. The remaining increase was primarily attributable to the Company’s investments in retail and direct-to-consumer initiatives at the Outdoor segment.

Transaction Costs

Transaction expense decreased to $2,967 during the year ended December 31, 2022, compared to transaction costs of $11,843 during the year ended December 31, 2021, which consisted of expenses related to the Company’s various acquisition efforts.

Contingent Consideration Expense (Benefit)

Contingent consideration expense was $493 during the year ended December 31, 2022, compared to a $1,605 contingent consideration benefit during the year ended December 31, 2021, which consisted of changes in estimated fair value of contingent consideration liabilities.

Impairment of Goodwill and Indefinite-Lived Intangible Assets

Impairment of goodwill and indefinite-lived intangible assets increased to $92,311 during the year ended December 31, 2022, compared to impairment of goodwill and indefinite-lived intangible assets of $0 during the year ended December 31, 2021. Based on the results of the Company’s impairment analysis completed as of December 31, 2022, the Company determined that goodwill at the Adventure reporting unit and certain indefinite-lived intangible assets, specifically the Rhino-Rack trademark, were impaired and recognized a charge of $52,071 and $40,240, respectively.

Interest Expense, net

Interest expense, net increased to $7,895 during the year ended December 31, 2022, compared to interest expense, net of $2,939 during the year ended December 31, 2021. The increase in interest expense recognized during the year ended December 31, 2022, was primarily associated with the increase in the average outstanding debt amounts during the period compared to the prior year, higher interest rates, and the recording of certain debt issuance costs.

Other, net

Other, net expense decreased by $2,540, or 58.0%, to $1,842 during the year ended December 31, 2022, compared to other, net expense of $4,382 during the year ended December 31, 2021. The decrease in other, net was primarily attributable to losses from non-hedged foreign currency contracts during the year ended December 31, 2021, not repeating in the current period. The decrease was partially offset by an increase in remeasurement losses recognized on the Company’s foreign denominated accounts receivable and accounts payable.

Income Taxes

Income tax benefit decreased $4,863, or 39.8%, to $7,351 during the year ended December 31, 2022, compared to an income tax benefit of $12,214 during the same period in 2021. Our effective income tax rate was a benefit of 9.5% for the year ended December 31, 2022, and differed compared to the statutory tax rates primarily due to the impact of impairment of goodwill as well as officer compensation limitations, partially offset by the impact of foreign earnings taxed at applicable statutory rates, tax credits, and permanent book to tax differences related to incentive stock options. Our effective income tax rate was a benefit of 88% for the year ended December 31, 2021, and differed compared to the statutory tax rates due to the partial release of a valuation allowance offsetting deferred tax assets and discrete charges recorded during the period. This release of the valuation allowance is primarily due to a change in accounting method which increased taxable income and the ability to utilize NOLs. Factors that could cause our annual effective tax rate to differ materially from our quarterly effective tax rates include changes in the geographic mix of taxable income and discrete events that may occur.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The following presents the Company’s results of operations for the year ended December 31, 2021, compared with the year ended December 31, 2020:

	Year Ended December 31,
	2021	2020

Sales
Domestic sales	$225,878	$132,226
International sales	149,916	91,781
Total sales	375,794	224,007

Cost of goods sold	238,862	146,212
Gross profit	136,932	77,795

Operating expenses
Selling, general and administrative	105,494	71,428
Contingent consideration benefit	(1,605)	–
Transaction costs	11,843	2,433

Total operating expenses	115,732	73,861

Operating income	21,200	3,934

Other income (expense)
Interest expense, net	(2,939)	(1,261)
Other, net	(4,382)	912

Total other expense, net	(7,321)	(349)

Income before income tax	13,879	3,585
Income tax benefit	(12,214)	(1,960)
Net income	$26,093	$5,545

Liquidity and Capital Resources (In Thousands)

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Our primary ongoing funding requirements are for working capital, expansion of our operations (both organically and through acquisitions) and general corporate needs, as well as investing with the various brands. We plan to fund these activities through a combination of our future operating cash flows and borrowings on our revolving credit facility which had approximately $98,000 available to borrow at December 31, 2022, while currently maintaining compliance with the consolidated total leverage ratio per the Restated Credit Agreement of 3.75 to 1. We believe that our liquidity requirements and contractual obligations for at least the next 12 months will be adequately covered by cash provided by operations and our existing revolving credit facility. Additionally, long-term contractual obligations are also currently expected to be funded from cash from operations and availability under our existing credit facilities. For additional information regarding the Company’s existing credit facilities, see the section titled “Credit Agreement” below.

At December 31, 2022, we had total cash of $12,061, compared to cash of $19,465 at December 31, 2021. At December 31, 2022, the Company had $7,921 of the $12,061 in cash held by foreign entities, of which $5,719 is considered permanently reinvested.

The following presents a discussion of cash flows for the year ended December 31, 2022 compared with the year ended December 31, 2021.

	Year Ended December 31,
	2022	2021

Net cash provided by (used in) operating activities	$14,610	$(304)
Net cash used in investing activities	(7,751)	(178,142)
Net cash (used in) provided by financing activities	(13,858)	180,677
Effect of foreign exchange rates on cash	(405)	(555)
Change in cash	(7,404)	1,676
Cash, beginning of year	19,465	17,789
Cash, end of period	$12,061	$19,465

Net Cash From Operating Activities

Net cash provided by operating activities was $14,610 during the year ended December 31, 2022, compared to net cash used in operating activities of $304 during the year ended December 31, 2021. The change in net cash provided by (used in) operating activities during 2022 is primarily due to increases in depreciation and amortization expenses, as well as improvements in working capital and increases in stock compensation and contingent consideration expense during the year ended December 31, 2022, compared to the same period in 2021.

Free cash flow, defined as net cash provided by (used in) operating activities less capital expenditures, of $6,360 was generated during the year ended December 31, 2022 compared to ($17,687) of negative free cash flow during the same period in 2021. The Company believes that the non-GAAP measure, free cash flow, provides an understanding of the capital required by the Company to expand its asset base. A reconciliation of free cash flows to comparable GAAP financial measures is set forth below:

	Year Ended December 31,
	2022	2021

Net cash provided by (used in) operating activities	$14,610	$(304)
Purchase of property and equipment	(8,250)	(17,383)
Free cash flow	$6,360	$(17,687)

Net Cash From Investing Activities

Net cash used in investing activities was $7,751 during the year ended December 31, 2022 compared to net cash used in investing activities of $178,142 during the year ended December 31, 2021. The decrease in cash used during the year ended December 31, 2022 is due to the acquisition of Rhino-Rack and MAXTRAX during the year ended December 31, 2021, as well as a decrease in purchases of property and equipment, primarily due to the purchase of the Barnes facility during the year ended December 31, 2021.

Net Cash From Financing Activities

Net cash used in financing activities was $13,858 during the year ended December 31, 2022, compared to net cash provided by financing activities of $180,677 during the year ended December 31, 2021. The decrease in cash provided during the year ended December 31, 2022, compared to the same period in 2021 was primarily due to a decrease in net proceeds to the revolving line of credit and term loan, a decrease in proceeds from the sale of common stock, and an increase in purchases of treasury stock.

Net Operating Loss

As of December 31, 2022, the Company had net operating loss carryforwards (“NOLs”) and research and experimentation credit for U.S. federal income tax purposes of $17,663 and $2,651, respectively. The Company believes its U.S. Federal NOLs will substantially offset its future U.S. Federal income taxes until expiration. The majority of the Company’s pre-tax income is currently earned and expected to be earned in the U.S., or taxed in the U.S. as Subpart F income and will be offset with the NOLs. The Company has $17,663 of NOLs, of which, $1,851 expire on December 31, 2023. These NOLs are subject to compliance with Section 382 of the Internal Revenue Code of 1986, as amended.

As of December 31, 2022, the Company’s gross deferred tax asset was $32,972. The Company has recorded a valuation allowance of $3,323, resulting in a net deferred tax asset of $29,649, before deferred tax liabilities of $30,243. The Company has provided a valuation allowance against a portion of the net deferred tax assets as of December 31, 2022, because the ultimate realization of those assets does not meet the more-likely-than-not criteria. The majority of the Company’s deferred tax assets consist of net operating loss carryforwards for federal tax purposes. If a change in control were to occur, these could be limited under Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended.

Credit Agreement

As of December 31, 2022, the Company had drawn approximately $18,049 of the approximately $98,000 available to borrow on the revolving loan commitment at December 31, 2022, while maintaining compliance with the consolidated total leverage ratio per the Restated Credit Agreement (as defined below) of 3.75 to 1, and $120,311 was outstanding under the term loan commitment. As of December 31, 2022, the interest rates on the revolving loan and term loan commitments were approximately 6.3%. The Company was in compliance with the debt covenants set forth in the Restated Credit Agreement as of December 31, 2022.

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

The obligations of each Loan Party under the Restated Credit Agreement are guaranteed by each other Loan Party. All obligations under the Restated Credit Agreement, and the guarantees of those obligations (as well as banking services obligations and certain swap agreements), are secured by pledges and liens on 100% of the equity interests of domestic subsidiaries, either 100% or 65% of the equity interests of certain foreign subsidiaries, and the accounts receivable, inventory, intellectual property and certain real property or other assets of the Loan Parties pursuant to (i) a Pledge and Security Agreement, dated as of May 3, 2019, by and among certain of the Loan Parties and the Administrative Agent (as amended from time to time prior to the Effective Date, the “PSA”), (ii) a General Security Deed, dated as of August 30, 2021, by and among certain of the Loan Parties and the Administrative Agent (the “Oscar GSD”), (iii) a General Security Deed, dated as of January 31, 2022, by and among certain of the Loan Parties and the Administrative Agent (the “Simpson GSD”) or (iv) a mortgage or other applicable security agreement or instrument. Each of the PSA, the Oscar GSD and the Simpson GSD was reaffirmed by the Loan Parties on the Effective Date pursuant to a Reaffirmation Agreement dated as of the Effective Date by and among the Administrative Agent and the Loan Parties pursuant to which each Loan Party ratified and reaffirmed its obligations to the Lenders in connection with entering into the Restated Credit Agreement.

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

Interest Rate Risks

Our primary exposure to market risk is interest rate risk associated with our credit facility since the interest is indexed to market rates. We entered into our current credit facility on April 18, 2022, and simultaneously terminated our previous credit facility. The applicable interest rate for the outstanding borrowings under our credit facility as of December 31, 2022 and 2021 was approximately 6.3% and 2.4%, respectively. Amounts outstanding as of December 31, 2022 and 2021 were $138,360,000 and $140,375,000, respectively. A change of 100-basis points in market interest rates would cause an impact of approximately $1,384,000 to annual interest expense as of December 31, 2022.

Foreign Currency Risks

We transact business predominantly in U.S. dollars, Australian dollars, Euros, and Canadian dollars. Given the current geopolitical environment and other economic uncertainties worldwide, changes in the relation to these and other currencies to the U.S. dollar will affect our sales and profitability and could result in exchange losses. For the year ending December 31, 2022, approximately 37% of our sales were denominated in foreign currencies (compared to 41% of our pro forma sales in the prior year), the most significant of which were the Australian Dollar, Euro, Canadian Dollar, Norwegian Kroner, and Swiss Franc. The primary purpose of our foreign currency hedging activities is to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales. A hypothetical 10% change in foreign currency rates would not have a material effect on foreign currency gains and losses related to the foreign currency derivatives or the net fair value of the Company’s foreign currency derivatives. We have not held a material amount of foreign assets during the years ended December 31, 2022, 2021, and 2020, and do not believe our foreign assets expose us to a material foreign currency risk.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CLARUS CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Clarus Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Clarus Corporation and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of comprehensive (loss) income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

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

Goodwill and Intangible Assets — Adventure reporting unit and Rhino-Rack trademark — Refer to Notes 1 and 5 to the financial statements

Critical Audit Matter Description

The Company's evaluation of goodwill and indefinite-lived intangible assets for impairment involves the comparison of the estimated fair value of a reporting unit or indefinite-lived intangible asset to its carrying value. The Company estimates the reporting unit’s fair value using a combination of the income approach based upon projected discounted cash flows and the market approach based upon the market multiple of comparable publicly traded companies. The determination of the fair value using the income approach requires management to make significant estimates and assumptions related to revenue and cash flow projections and discount rates. The determination of the fair value using the market approach also requires management to make significant estimates and assumptions related to revenue and cash flow projections used to determine earnings before interest, taxes, depreciation, and amortization (EBITDA) as well as the market multiple of comparable publicly traded companies. The Company estimates the fair value of its indefinite-lived intangible assets using the relief-from-royalty method. The relief-from-royalty method requires management to make significant estimates and assumptions related to revenue projections, discount rates, and royalty rates. During the year ended December 31, 2022, the Company recognized a goodwill impairment in its Adventure reporting unit of $52 million and $40 million related to the Rhino-Rack indefinite-lived trademark in its Adventure reporting unit.

We identified the valuation of the Adventure reporting unit and Rhino-Rack trademark as a critical audit matter because of the significant estimates and assumptions management made to determine their fair values. The audit of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to revenue and cash flow projections, and the selection of EBITDA multiples, discount rates, and royalty rates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the revenue and cash flow projections (“projections”), and the selection of EBITDA multiples, discount rates, and royalty rates for the valuation of the Adventure reporting unit and Rhino-Rack trademark included the following, among others:

•We tested the effectiveness of internal controls over the goodwill and indefinite-lived intangible asset impairment analyses, including those over revenue and cash flow projections and the selection of EBITDA multiples, discount rates, and royalty rates.

•We evaluated the reasonableness of management’s projections by comparing the projections to:

–Historical revenues and cash flows.

–Internal communications to management and the Board of Directors.

–Projected information included in industry reports and certain of its peer companies.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodologies, EBITDA multiples, discount rates, and royalty rates by:

–Testing the source information underlying the determination of the discount rates and royalty rates and the mathematical accuracy of the calculations.

–Developing a range of independent estimates and comparing those to the discount rate selected by management.

–Evaluating EBITDA multiples, including testing the underlying source information and mathematical accuracy of the calculations, and comparing the multiples selected by management to its comparable publicly traded companies.

/s/ Deloitte & Touche LLP

Salt Lake City, Utah

February 27, 2023

We have served as the Company's auditor since 2018.

CLARUS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2022	2021
Assets
Current assets
Cash	$12,061	$19,465
Accounts receivable, net	66,553	66,180
Inventories	147,072	129,354
Prepaid and other current assets	9,899	11,831
Income tax receivable	3,034	116
Total current assets	238,619	226,946

Property and equipment, net	43,010	42,826
Other intangible assets, net	55,255	73,683
Indefinite-lived intangible assets	82,901	128,271
Goodwill	62,993	118,090
Deferred income taxes	17,912	22,433
Other long-term assets	17,455	19,578
Total assets	$518,145	$631,827

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$27,052	$31,488
Accrued liabilities	25,170	27,473
Income tax payable	421	4,437
Current portion of long-term debt	11,952	9,585
Total current liabilities	64,595	72,983

Long-term debt, net	127,082	131,948
Deferred income taxes	18,506	35,280
Other long-term liabilities	15,854	21,448
Total liabilities	226,037	261,659

Stockholders' Equity
Preferred stock, $0.0001 par value per share; 5,000
shares authorized; none issued	-	-
Common stock, $0.0001 par value per share; 100,000 shares authorized;
41,637 and 41,105 issued and 37,048 and 37,094 outstanding, respectively	4	4
Additional paid in capital	679,339	662,996
Accumulated deficit	(336,843)	(263,342)
Treasury stock, at cost	(32,707)	(24,440)
Accumulated other comprehensive loss	(17,685)	(5,050)
Total stockholders' equity	292,108	370,168
Total liabilities and stockholders' equity	$518,145	$631,827

See accompanying notes to consolidated financial statements.

CLARUS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020

Sales
Domestic sales	$238,144	$225,878	$132,226
International sales	209,962	149,916	91,781
Total sales	448,106	375,794	224,007

Cost of goods sold	284,690	238,862	146,212
Gross profit	163,416	136,932	77,795

Operating expenses
Selling, general and administrative	135,039	105,494	71,428
Transaction costs	2,967	11,843	2,433
Contingent consideration expense (benefit)	493	(1,605)	-
Impairment of goodwill and indefinite-lived intangible assets	92,311	-	-

Total operating expenses	230,810	115,732	73,861

Operating (loss) income	(67,394)	21,200	3,934

Other income (expense)
Interest expense, net	(7,895)	(2,939)	(1,261)
Other, net	(1,842)	(4,382)	912

Total other expense, net	(9,737)	(7,321)	(349)

(Loss) income before income tax	(77,131)	13,879	3,585
Income tax benefit	(7,351)	(12,214)	(1,960)
Net (loss) income	(69,780)	26,093	5,545

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(12,387)	(6,721)	1,766
Unrealized (loss) gain on hedging activities	(248)	1,171	(963)
Other comprehensive (loss) income	(12,635)	(5,550)	803
Comprehensive (loss) income	$(82,415)	$20,543	$6,348

Net (loss) income per share:
Basic	$(1.88)	$0.79	$0.18
Diluted	(1.88)	0.73	0.18

Weighted average shares outstanding:
Basic	37,201	33,136	30,175
Diluted	37,201	35,686	31,225

See accompanying notes to consolidated financial statements.

CLARUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash Flows From Operating Activities:
Net (loss) income	$(69,780)	$26,093	$5,545
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	7,626	5,985	4,801
Amortization of other intangible assets	15,326	9,834	4,070
Impairment of goodwill and indefinite-lived intangible assets	92,311	-	-
Amortization of debt issuance costs	824	505	311
(Gain) loss on disposition of property and equipment	(81)	(63)	104
Noncash lease expense	3,081	2,384	898
Contingent consideration expense (benefit)	451	(1,675)	-
Stock-based compensation	11,361	9,477	6,791
Deferred income taxes	(9,523)	(14,423)	(3,201)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(8,326)	(6,464)	(7,665)
Inventories	(19,487)	(34,071)	11,007
Prepaid and other assets	1,150	(3,560)	(1,849)
Accounts payable	1,371	2,746	5,006
Accrued liabilities	(5,037)	2,935	2,715
Income taxes	(6,657)	(7)	859
Net cash provided by (used in) operating activities	14,610	(304)	29,392

Cash Flows From Investing Activities:
Purchase of businesses, net of cash acquired	-	(160,988)	(30,498)
Proceeds from disposition of property and equipment	499	229	327
Purchases of property and equipment	(8,250)	(17,383)	(5,411)
Net cash used in investing activities	(7,751)	(178,142)	(35,582)

Cash Flows From Financing Activities:
Proceeds from revolving credit facilities	95,611	122,140	49,571
Repayments on revolving credit facilities	(96,064)	(119,219)	(55,501)
Repayments on term loans	(126,810)	(7,467)	(2,000)
Proceeds from issuance of term loans	125,000	109,157	20,000
Payment of debt issuance costs	(1,385)	(985)	(79)
Purchase of treasury stock	(8,267)	(651)	(1,520)
Proceeds from exercise of options	2,721	1,805	2,152
Cash dividends paid	(3,721)	(3,335)	(1,520)
Payment of contingent consideration	(943)	-	-
Proceeds from the sale of common stock	-	80,264	11,476
Common stock issuance costs	-	(1,032)	(325)
Net cash (used in) provided by financing activities	(13,858)	180,677	22,254

Effect of foreign exchange rates on cash	(405)	(555)	22

Change in cash	(7,404)	1,676	16,086
Cash, beginning of year	19,465	17,789	1,703
Cash, end of period	$12,061	$19,465	$17,789

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$8,639	$1,984	$426
Cash paid for interest	$6,586	$2,252	$970
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Shares issued for business acquisitions	$2,261	$57,927	$-
Deferred stock consideration for business acquisition	$-	$4,457	$-
Contingent consideration for business acquisitions	$-	$5,209	$-
Property and equipment purchased with accounts payable	$541	$269	$173
Lease liabilities arising from obtaining right of use assets	$1,405	$6,517	$622
Gain on transfer of entity under common control	$-	$576	$-
Stock dividends	$-	$-	$1,533

See accompanying notes to consolidated financial statements.

CLARUS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except per share amounts)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Equity

Balance, December 31, 2019	33,615	$3	$492,353	$(288,592)	(3,855)	$(22,269)	$(303)	$181,192
Net income	-	-	-	5,545	-	-	-	5,545
Other comprehensive income	-	-	-	-	-	-	803	803
Cash dividends ($0.05 per share)	-	-	-	(1,520)	-	-	-	(1,520)
Stock dividends ($0.05 per share)	133	-	1,533	(1,533)	-	-	-	-
Purchase of treasury stock	-	-	-	-	(115)	(1,520)	-	(1,520)
Stock-based compensation expense	244	-	6,791	-	-	-	-	6,791
Proceeds from exercise of options	306	-	2,152	-	-	-	-	2,152
Issuance of common stock, net of issuance costs	900	1	11,150	-	-	-	-	11,151
Balance, December 31, 2020	35,198	$4	$513,979	$(286,100)	(3,970)	$(23,789)	$500	$204,594
Net income	-	-	-	26,093	-	-	-	26,093
Other comprehensive loss	-	-	-	-	-	-	(5,550)	(5,550)
Cash dividends ($0.10 per share)	-	-	-	(3,335)	-	-	-	(3,335)
Purchase of treasury stock	-	-	-	-	(41)	(651)	-	(651)
Gain on transfer of entity under common control	-	-	576	-	-	-	-	576
Stock-based compensation expense	-	-	9,477	-	-	-	-	9,477
Proceeds from exercise of options	322	-	1,805	-	-	-	-	1,805
Issuance of common stock, net of issuance costs	3,163	-	79,232	-	-	-	-	79,232
Shares issued for business acquisitions	2,422	-	57,927	-	-	-	-	57,927
Balance, December 31, 2021	41,105	$4	$662,996	$(263,342)	(4,011)	$(24,440)	$(5,050)	$370,168
Net loss	-	-	-	(69,780)	-	-	-	(69,780)
Other comprehensive loss	-	-	-	-	-	-	(12,635)	(12,635)
Cash dividends ($0.10 per share)	-	-	-	(3,721)	-	-	-	(3,721)
Purchase of treasury stock	-	-	-	-	(578)	(8,267)	-	(8,267)
Stock-based compensation expense	-	-	11,361	-	-	-	-	11,361
Proceeds from exercise of options	424	-	2,721	-	-	-	-	2,721
Shares issued for business acquisitions	108	-	2,261	-	-	-	-	2,261
Balance, December 31, 2022	41,637	$4	$679,339	$(336,843)	(4,589)	$(32,707)	$(17,685)	$292,108

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The more significant estimates relate to the fair value of net assets acquired in business combinations, excess or obsolete inventory, allowance for credit losses, contingent consideration liabilities, and valuation of deferred tax assets, long-lived assets, goodwill and indefinite-lived intangible assets, and other intangible assets. We base our estimates on historical experience, projected future cash flows, and other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Clarus Corporation and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency Transactions and Translation

The accounts of the Company’s international subsidiaries’ financial statements which have functional currencies other than the U.S. dollar are translated into U.S. dollars using the exchange rate at the balance sheet dates for assets and liabilities and average exchange rates for the periods for revenues, expenses, gains and losses. Foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in other income (expense) in the consolidated statements of comprehensive (loss) income.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2022 and 2021, the Company did not hold any amounts that were considered to be cash equivalents.

Accounts Receivable and Allowance for Credit Losses

The Company records its trade receivables at sales value. The trade receivables do not bear interest. The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information. The Company evaluates the collectability of its accounts receivable and determines the appropriate allowance for credit losses based on a combination of factors. A non-specific allowance for estimated credit losses is recorded based on historical experience of collectability. In addition, specific allowances are established for customer accounts as known collection problems occur due to insolvency, disputes or other collection issues. The amounts of these specific allowances are estimated by management based on the customer’s financial position, the age of the customer’s receivables and the reasons for any disputes. The allowance for credit losses is reduced by subsequent collections of the specific allowances or by any write-off of customer accounts that are deemed uncollectible. The allowance for credit losses was $1,211 and $811 at December 31, 2022 and 2021, respectively. There were no significant write-offs during the years ended December 31, 2022, 2021, and 2020.

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

Property and Equipment

Property and equipment is stated at historical cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives. The principal estimated useful lives are: buildings, 30 years; building improvements, 20 years; machinery and equipment, 3-10 years; computer hardware and software, 3-5 years; furniture and fixtures, 5 years. Leasehold improvements are amortized over the lesser of the estimated useful life of the improvement or the life of the lease. Major replacements, which extend the useful lives of equipment, are capitalized and depreciated over the remaining useful life. Normal maintenance and repair items are expensed as incurred. Property and equipment are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable. Property and equipment located outside of the United States are not considered material.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair market value of identifiable net assets of acquired companies. Goodwill is not amortized, but rather is tested for impairment at the reporting unit level annually as of December 31st of each year or more frequently if triggering events or changes in circumstances indicate impairment, such as a significant adverse change in business climate. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit's fair value is less than its carrying amount, or the Company elects to bypass the qualitative assessment, a quantitative impairment analysis is performed. We estimate the reporting unit’s fair value using a combination of the income approach based upon projected discounted cash flows of the reporting unit and the market approach based upon the market multiple of comparable publicly traded companies. If the fair value of the reporting unit is less than its carrying amount, an impairment loss is recognized for the excess carrying amount over the fair value computation. Based on the results of the Company’s annual impairment tests completed as of December 31, 2022, the Company recognized goodwill impairment in our Adventure reporting unit of $52,071. No impairment of goodwill was recorded during the years ended December 31, 2021 and 2020.

Intangible Assets

Intangible assets represent other intangible assets and indefinite-lived intangible assets acquired. The Company’s other intangible assets, such as certain customer relationships, product technologies, tradenames, trademarks and core technologies with finite lives are amortized over their estimated useful lives. Other intangible assets are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The Company’s indefinite-lived intangible assets consists of certain tradenames and trademarks that provide Black Diamond Equipment, PIEPS, Sierra, Barnes, Rhino-Rack, and MAXTRAX with the exclusive and perpetual rights to manufacture and sell their respective products. Indefinite-lived intangible assets are not amortized; however, they are tested for impairment annually as of December 31st of each year or more frequently if events or changes in circumstances exist that may indicate impairment. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, through this qualitative assessment, the conclusion is made that it is more likely than not that an indefinite-lived intangible asset's fair value is less than its carrying amount, or the Company elects to bypass the qualitative assessment, a quantitative impairment analysis is performed by comparing the indefinite-lived intangible asset's book value to its estimated fair value. The fair value for indefinite-lived intangible assets is determined through an income approach using the relief-from-royalty method. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset. Based on the results of the Company’s annual impairment tests completed as of December 31, 2022, the Company recognized an impairment of indefinite-lived intangible assets in our Adventure reporting unit, specifically the Rhino-Rack trademark, of $40,240 during the year ended December 31, 2022. No impairment of indefinite-lived intangible assets was recorded during the years ended December 31, 2021 and 2020.

Derivative Financial Instruments

The Company uses derivative instruments to hedge currency rate movements on foreign currency denominated sales. The Company enters into forward contracts, option contracts and non-deliverable forwards to manage the impact of foreign currency fluctuations on a portion of its forecasted foreign currency exposure. These derivatives are carried at fair value on the Company’s consolidated balance sheets in prepaid and other current assets, other long-term assets, accrued liabilities, and other long-term liabilities. Changes in fair value of the derivatives not designated as hedge instruments are included in Other, net in the determination of net income. For derivative contracts designated as hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive loss and reclassified to sales in the period the underlying hedged item is recognized in earnings.

For all hedging relationships, the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged transaction, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method used to measure ineffectiveness. The Company also formally assesses, both at the inception of the hedging relationship and on an ongoing basis, whether the derivatives that are used in hedging relationships are highly effective in offsetting changes in cash flows of hedged transactions. The Company uses operating budgets and cash flow forecasts to estimate future foreign currency cash flow exposures and to determine the level and timing of derivative transactions intended to mitigate such exposures in accordance with its risk management policies. The Company discontinues hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting cash flows attributable to the hedged risk, the derivative expires or is sold, terminated, or exercised, the cash flow hedge is de-designated because a forecasted transaction is not probable of occurring, or management determines to remove the designation of the cash flow hedge. The Company does not enter into material derivative instruments for any purpose other than cash flow hedging. The Company does not speculate using derivative instruments.

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

Sales commissions are expensed as incurred. These costs are recorded in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive (loss) income. Taxes collected from customers and remitted to government authorities are reported on the net basis and are excluded from sales.

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

Selling, General and Administrative Expense

Selling, general and administrative expense includes personnel-related costs, including stock-based compensation, product development, selling, advertising, visual merchandise, depreciation and amortization, and other general operating expenses. Advertising costs are expensed in the period incurred. Total advertising expense, including cooperative advertising costs, were $8,280, $5,945, and $3,833 for the years ended December 31, 2022, 2021, and 2020, respectively.

Through cooperative advertising programs, the Company reimburses its wholesale customers for some of their costs of advertising the Company’s products based on various criteria, including the value of purchases from the Company and various advertising specifications. Cooperative advertising costs were not material for the years ended December 31, 2022, 2021, and 2020.

Product Warranty

Some of the Company’s products carry warranty provisions for defects in quality and workmanship. Warranty repairs and replacements are recorded in cost of goods sold and a warranty liability is established at the time of sale to cover estimated costs based on the Company’s history of warranty repairs and replacements. For the years ended December 31, 2022, 2021, and 2020, the Company experienced warranty claims on its products of $1,221, $1,863, and $1,201, respectively.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Research and Development

Research and development costs are charged to expense as incurred, and are included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive (loss) income. Total research and development costs were $14,645, $11,857, and $10,159 for the years ended December 31, 2022, 2021, and 2020, respectively.

Transaction Costs

Transaction costs consists of expenses related to the Company’s various acquisition efforts and capital-raising activities, including those associated with acquiring Sierra, Barnes, Rhino-Rack and MAXTRAX.

Income Taxes

Income taxes are accounted for under the asset and liability method. Income taxes are based on amounts of taxes payable or refundable in the current year and on expected future tax consequences of events that are recognized in the financial statements in different periods than they are recognized in tax returns. As a result of timing of recognition and measurement differences between financial accounting standards and income tax laws, temporary differences arise between amounts of pre-tax financial statement income and taxable income and between reported amounts of assets and liabilities in the consolidated balance sheets and their respective tax bases. Deferred income tax assets and liabilities reported in the consolidated balance sheets reflect estimated future tax effects attributable to these temporary differences and to net operating loss and net capital loss carryforwards, based on enacted tax rates expected to be in effect for years in which the differences are expected to be settled or realized. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Realization of deferred tax assets is dependent on future taxable income in specific jurisdictions. Valuation allowances are used to reduce deferred tax assets to amounts considered more likely than not to be realized. U.S. deferred income taxes are not provided on undistributed income of foreign subsidiaries where such earnings are considered to be permanently invested. Unremitted taxes on undistributed foreign earnings are not material for the years ended December 31, 2022, 2021, and 2020.

The Company releases residual tax effects in accumulated other comprehensive loss through continuing operations as the underlying asset matures or expires.

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax benefit. Unrecognized tax benefits that reduce a net operating loss, similar tax loss or tax credit carryforward, are presented as a reduction to deferred income taxes. The Company recognizes interest expense and penalties related to uncertain tax positions in income tax benefit.

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

During the year ended December 31, 2022, no single customer contributed more than 10% of the Company’s sales. During the years ended December 31, 2021 and 2020, Recreational Equipment, Inc. (“REI”) accounted for approximately 10% of the Company’s sales each year. These sales are included in the Outdoor segment. No other single customer contributed more than 10% of the Company’s sales during those periods. As of December 31, 2022, no single customer contributed more than 10% of the Company's accounts receivable. As of December 31, 2021, REI accounted for approximately 11% of the Company’s accounts receivable.

Fair Value Measurements

The carrying value of cash, accounts receivable, and accrued liabilities approximate their respective fair values due to the short-term nature and liquidity of these financial instruments. Derivative financial instruments are recorded at fair value based on current market pricing models. The Company estimates that, due to the variable interest rates reflecting current market rates, the fair value of its long-term debt obligations under its revolving credit facility and term loan approximate the carrying value at December 31, 2022 and 2021.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Contingent Consideration Liabilities

Contingent consideration liabilities are required to be recognized at fair value as of the acquisition date. We estimate the fair value of these liabilities based on financial projections of the acquired company, such as sales-based milestones and estimated probabilities of achievement. Based on updated estimates and projections, the contingent consideration liabilities are adjusted at each reporting date to their estimated fair value. Changes in fair value subsequent to the acquisition date are reported in contingent consideration benefit in the accompanying consolidated statements of comprehensive (loss) income. Variations in the fair value of contingent consideration liabilities may result from changes in discount periods or rates, changes in the timing and amount of sales estimates, and changes in probability assumptions with respect to the likelihood of achieving sales milestones.

Segment Information

We operate our business structure within three segments. These segments are defined based on the internal financial reporting used by our chief operating decision maker to allocate resources and assess performance. Certain significant selling, general and administrative expenses are not allocated to the segments including non-cash stock compensation expense.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation. Specifically, accounts payable and accrued liabilities, which were combined and disclosed as one amount, and certain deferred tax assets, which were combined and disclosed as one amount within Note 15, are now presented separately.

Recent Accounting Pronouncements

Accounting Pronouncements adopted during 2022

During the year ended December 31, 2022, the Company adopted Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU was adopted on a prospective basis. This ASU provides temporary optional expedients and exceptions to existing guidance on contract modifications and hedge accounting to facilitate the market transition from existing reference rates, such as the London Inter-Bank Offered Rate (“LIBOR”), to alternate reference rates, such as the Secured Overnight Financing Rate (“SOFR”). The adoption of this standard did not have a material effect on the Company’s consolidated financial statements and related disclosures.

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

The Company acquired MAXTRAX for an aggregate purchase price of $AUD 49,744 (approximately $35,475), subject to a post-closing adjustment, comprised of $AUD 37,551 (approximately $26,780) cash, 107 shares of the Company’s common stock valued at $2,594, and additional consideration described below. The MAXTRAX Purchase Agreement also provides for the payment of additional consideration in the form of shares of the Company’s common stock valued at $AUD 6,250 (approximately $4,457) split equally on June 30, 2022 and 2023. During the year ended December 31, 2022, approximately 108 shares of the Company’s common stock were issued in accordance with the MAXTRAX Purchase Agreement as additional consideration. The MAXTRAX Purchase Agreement provides for the payment of additional contingent consideration up to $AUD 6,250 (approximately $4,457) in cash if certain future net sales thresholds are met during 2022 and 2023 (the “MAXTRAX Contingent Consideration”). The Company estimated the initial fair value of the MAXTRAX Contingent Consideration to be $AUD 2,307 (approximately $1,644) and has recorded this liability within accrued liabilities and other long-term liabilities. The net sales threshold required for the cash payment of the 2022 portion of the MAXTRAX Contingent Consideration was met during the 2022 measurement period ended June 30, 2022. See Note 10 for discussion regarding the valuation of the MAXTRAX Contingent Consideration as of December 31, 2022.

The acquisition was accounted for as a business combination. Acquisition-related costs for the MAXTRAX Acquisition, which were included in transaction costs during the year ended December 31, 2022 and 2021 were $382 and $446, respectively.

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

The Company acquired Rhino-Rack for an aggregate purchase price of $AUD 269,696 (approximately $202,488), subject to a post-closing adjustment, comprised of approximately $AUD 191,249 (approximately $143,590) cash, 2,315 shares of the Company’s common stock valued at $55,333, and additional contingent consideration described below. The Purchase Agreement also provides for the payment of additional contingent consideration up to approximately $AUD 10,000 (approximately $7,508) if certain future net sales thresholds are met (the “Rhino-Rack Contingent Consideration”). The Company estimated the initial fair value of the Rhino-Rack Contingent Consideration to be $AUD 4,747 (approximately $3,565) and has recorded this liability within accrued liabilities at the date of purchase. The net sales threshold required for the payment of the Rhino-Rack Contingent Consideration was not met during the measurement period ended June 30, 2022. As of December 31, 2022, no remaining contingent consideration liability existed related to the Rhino-Rack Acquisition.

The acquisition was accounted for as a business combination. Acquisition-related costs for the Rhino-Rack Acquisition, which were included in transaction costs during the year ended December 31, 2022 and 2021 were $1,799 and $10,975, respectively.

Barnes

On September 30, 2020, the Company entered into an Asset Purchase Agreement (the “Barnes Asset Purchase Agreement”) with Remington Outdoor Company, Inc. and certain of its subsidiaries (the “Seller”), pursuant to which the Company agreed to (i) acquire certain assets of the Seller constituting the Barnes business (“Barnes”), including equipment, inventory, intellectual property (including exclusive use of Barnes’ intellectual property in the all-copper and powdered metallurgy ammunition fields as well as its trademarks) and a leasehold interest in certain real property located in Mona, Utah (collectively, the “Barnes Purchased Assets”) and (ii) assume certain liabilities related to the Barnes Purchased Assets in a transaction to be effected in Seller’s bankruptcy proceeding under Chapter 11 of title 11 of the United States Code, §§ 101 et seq. (the “Bankruptcy Code”) which commenced on July 27, 2020 in the United States Bankruptcy Court for the Northern District of Alabama (the “Bankruptcy Court”). Pursuant to the Barnes Asset Purchase Agreement, the purchase price to be paid for the Barnes Purchased Assets is $30,500 (the “Barnes Purchase Price”). On October 2, 2020, Sierra completed the acquisition of the Barnes Purchased Assets. Acquisition-related costs for the Barnes acquisition, which were included in transaction costs during the years ended December 31, 2022, 2021, and 2020 were $0, $273, and $922, respectively. The acquisition was accounted for as a business combination.

The Company believes the acquisitions of MAXTRAX, Rhino-Rack, and Barnes will provide the Company with a greater combined global revenue base, increased gross margins, profitability and free cash flows, and access to increased liquidity to further acquire and grow businesses.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The following table is a reconciliation to the fair value of the purchase consideration and how the purchase consideration is allocated to assets acquired and liabilities assumed which have been estimated at their fair values. Since our initial purchase price allocation for the MAXTRAX acquisition, we have increased the fair value of accrued liabilities assumed and goodwill by $741. These adjustments were made after receiving certain information related to the fair value of assumed liabilities and such amounts were recorded during the first quarter of 2022. The fair value measurements for the acquisitions of MAXTRAX, Rhino-Rack, and Barnes have been completed. The excess of purchase consideration over the assets acquired and liabilities assumed is recorded as goodwill. Goodwill for MAXTRAX and Rhino-Rack is included in the Adventure segment and goodwill for Barnes is included in the Precision Sport segment. The goodwill consists largely of the growth and profitability expected from these acquisitions.

	MAXTRAX		Rhino-Rack		Barnes
	December 1, 2021		July 1, 2021		October 2, 2020
	Number of Shares	Estimated Fair Value	Number of Shares	Estimated Fair Value	Estimated Fair Value

Cash paid	-	$26,780	-	$143,590	$30,500

Issuance of shares of Clarus Corporation	107	2,594	2,315	55,333	-

Future issuance of shares of Clarus Corporation	-	4,457	-	-	-

Contingent consideration	-	1,644	-	3,565	-

Total purchase consideration	107	$35,475	2,315	$202,488	$30,500

Assets acquired and liabilities assumed
Assets
Cash		$1,869		$7,513	$2
Accounts receivable		2,791		10,769	-
Inventories		1,819		27,046	4,535
Prepaid and other current assets		883		644	612
Property and equipment		139		4,619	4,036
Other intangible assets		10,341		55,400	7,500
Indefinite-lived intangible assets		10,555		72,800	5,600
Goodwill		15,199		78,347	8,625
Other long-term assets		979		11,468	4,355
Total assets		44,575		268,606	35,265

Liabilities
Accounts payable and accrued liabilities		2,176		16,511	842
Income tax payable		251		3,413	-
Current portion of long-term debt		-		607	-
Long-term debt		-		2,107	-
Deferred income taxes		5,863		32,451	-
Other long-term liabilities		810		11,029	3,923
Total liabilities		9,100		66,118	4,765

Net Book Value Acquired		$35,475		$202,488	$30,500

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

The full amount of goodwill of $15,199 at MAXTRAX and $78,347 at Rhino-Rack is expected to be non-deductible for tax purposes. No pre-existing relationships existed between the Company and MAXTRAX and Rhino-Rack or their sellers prior to the acquisition. MAXTRAX and Rhino-Rack revenue and operating income are included in the Adventure segment. Total revenue of $1,728 and net income of $183 of MAXTRAX were included in the Company’s consolidated statements of comprehensive (loss) income from the date of acquisition to December 31, 2021. Total revenue of $43,411 and net loss of $7,310 of Rhino-Rack were included in the Company’s consolidated statements of comprehensive (loss) income from the date of acquisition to December 31, 2021.

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

Material nonrecurring adjustments excluded from the unaudited pro forma financial information above consists of $12,616 transaction costs and $5,399 step up of inventory to its preliminary fair value, which were recorded as an unfavorable adjustment to cost of goods sold.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

NOTE 3. INVENTORIES

Inventories, as of December 31, 2022 and 2021, were as follows:

	December 31, 2022	December 31, 2021
Finished goods	$107,453	$86,647
Work-in-process	8,719	10,336
Raw materials and supplies	30,900	32,371
	$147,072	$129,354

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment, net as of December 31, 2022 and 2021, were as follows:

	December 31, 2022	December 31, 2021

Land	$4,160	$4,160
Building and improvements	17,357	16,403
Furniture and fixtures	7,384	6,677
Computer hardware and software	8,498	7,512
Machinery and equipment	37,054	33,581
Construction in progress	5,028	4,312
	79,481	72,645
Less accumulated depreciation	(36,471)	(29,819)
	$43,010	$42,826

Depreciation expense was $7,626, $5,985, and $4,801 for the years ended December 31, 2022, 2021, and 2020, respectively.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in goodwill by segment:

	Outdoor	Precision Sport	Adventure	Total

Goodwill	$29,507	$26,715	$-	$56,222
Accumulated goodwill impairment losses	(29,507)	-	-	(29,507)

Balance at December 31, 2020	-	26,715	-	26,715

Increase due to acquisitions of Rhino-Rack and MAXTRAX	-	-	92,805	92,805
Impact of foreign currency exchange rates	-	-	(1,430)	(1,430)

Balance at December 31, 2021	-	26,715	91,375	118,090

Decrease due to impairment	-	-	(52,071)	(52,071)
Acquisition adjustment	-	-	741	741
Impact of foreign currency exchange rates	-	-	(3,767)	(3,767)

Balance at December 31, 2022	$-	$26,715	$36,278	$62,993

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Due to a weakening global economy, driven by higher inflation and interest rates, and other factors affecting the market for our Adventure reporting unit products, we experienced significant declining revenue and profitability in our Adventure reporting unit and a decline in stock price during the year ended December 31, 2022. Revenues continued to decline unexpectedly during the three months ended December 31, 2022, due to a lack of product demand in what is typically the highest selling season for the product in Australia, in addition to a continued increase in interest rates. As a result, we reduced our sales forecasts for 2023 and beyond in our Adventure reporting unit. As part of our annual impairment test as of December 31, 2022, we performed a quantitative assessment using income-based and market-based approaches. As a result of this assessment, the carrying value of our Adventure reporting unit exceeded the related estimated fair value, thus an impairment of goodwill of $52,071 was recorded.

Indefinite-Lived Intangible Assets

The following table summarizes the changes in indefinite-lived intangible assets:

Balance at December 31, 2021	$128,271

Decrease due to impairment of Rhino-Rack trademark	(40,240)
Impact of foreign currency exchange rates	(5,130)

Balance at December 31, 2022	$82,901

As part of our annual impairment test as of December 31, 2022, we performed a quantitative assessment using the relief-from-royalty method. As described above, we reduced our sales forecasts for 2023 and beyond in our Adventure reporting unit. As a result of this assessment, the carrying value of the Rhino-Rack trademark recorded within our Adventure reporting unit exceeded the estimated related fair value, thus an impairment of the Rhino-Rack trademark of $40,240 was recorded.

If we do not achieve the results reflected in the forecasts utilized in our impairment assessments, or if there are changes to market assumptions, all of which require significant estimates and assumptions, our valuation of the reporting unit, including related indefinite-lived intangible assets, could be adversely affected, and we may be required to impair an additional portion or all of the related goodwill, indefinite-lived intangibles, and other long-lived assets which could adversely affect our operating results in the period of impairment.

Trademarks classified as indefinite-lived intangible assets by brand as of December 31, 2022 and 2021, were as follows:

	December 31, 2022	December 31, 2021
Black Diamond	$19,600	$19,600
PIEPS	2,986	3,166
Sierra	18,900	18,900
Barnes	5,600	5,600
Rhino-Rack	25,744	70,278
MAXTRAX	10,071	10,727
	$82,901	$128,271

Other Intangible Assets, net

The following table summarizes the changes in gross other intangible assets:

Gross balance at December 31, 2021	$104,681

Impact of foreign currency exchange rates	(3,792)

Gross balance at December 31, 2022	$100,889

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Other intangible assets, net of amortization as of December 31, 2022 and 2021, were as follows:

	December 31, 2022
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life
Intangibles subject to amortization
Customer relationships	$77,370	$(34,653)	$42,717	13.8 years
Product technologies	21,309	(9,207)	12,102	10.2 years
Tradename / trademark	1,263	(827)	436	9.4 years
Core technologies	947	(947)	-	10.0 years
	$100,889	$(45,634)	$55,255	13.0 years

	December 31, 2021
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life

Customer relationships	$80,078	$(23,804)	$56,274	13.8 years
Product technologies	22,393	(5,557)	16,836	10.2 years
Tradename / trademark	1,263	(690)	573	9.4 years
Core technologies	947	(947)	-	10.0 years
	$104,681	$(30,998)	$73,683	12.9 years

Amortization expense for the years ended December 31, 2022, 2021, and 2020, was $15,326, $9,834, and $4,070, respectively. Future amortization expense for other intangible assets as of December 31, 2022 is as follows:

Years Ending December 31,	Amortization Expense
2023	$12,798
2024	10,770
2025	8,715
2026	6,689
2027	4,884
Thereafter	11,399
$55,255

NOTE 6. ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Accrued liabilities as of December 31, 2022 and 2021, were as follows:

	December 31, 2022	December 31, 2021

Accrued payroll and related items	$5,363	$5,029
Accrued bonus	1,006	3,615
Accrued warranty	1,465	1,529
Current lease liabilities	2,836	2,824
Accrued commissions	343	811
Contingent consideration liabilities	1,595	2,791
Accrued excise tax	977	724
Other	11,585	10,150
	$25,170	$27,473

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Other long-term liabilities as of December 31, 2022 and 2021, were as follows:

	December 31, 2022	December 31, 2021

Long-term lease liability	$12,825	$15,111
Deferred stock consideration for business acquisition	2,127	4,530
Contingent consideration liability	-	694
Other	902	1,113
	$15,854	$21,448

NOTE 7. LONG-TERM DEBT, NET

Long-term debt as of December 31, 2022 and 2021, was as follows:

	December 31, 2022	December 31, 2021

Revolving credit facility (a)	$18,049	$18,501
Other debt (b)	1,134	1,467
Term loan (c)	120,311	121,874
Debt issuance costs	(460)	(309)
	139,034	141,533
Less current portion	(11,952)	(9,585)
	$127,082	$131,948

On January 3, 2022, the Company and certain of its direct and indirect subsidiaries entered into Amendment No. 4 (“Amendment No. 4”) to the credit agreement, dated as of May 3, 2019 (the “Existing Credit Agreement”) by and among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. Amendment No. 4, among other things, permits (i) the Company to borrow in Australian Dollars and New Zealand Dollars in order to support the operations of the Company in Australia and New Zealand and (ii) provides for addbacks to EBITDA, for debt covenant purposes (as defined in the Existing Credit Agreement), under the Existing Credit Agreement for expenses relating to activities in respect of acquisitions, dispositions, investments and financings (whether or not these transactions are actually consummated).

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

All obligations under the Restated Credit Agreement are secured by our subsidiary equity interests, as well as accounts receivable, inventory, intellectual property and certain other assets owned by the Company. The Restated Credit Agreement contains restrictions on the Company’s ability to pay dividends or make distributions or other restricted payments if certain conditions in the Restated Credit Agreement are not fulfilled. The Restated Credit Agreement also includes other customary affirmative and negative covenants, including financial covenants relating to the Company’s consolidated total leverage ratio and fixed charge coverage ratio. The Company was in compliance with the debt covenants set forth in the Restated Credit Agreement as of December 31, 2022.

(a)As of December 31, 2022, the Company had drawn $18,049 of the approximately $98,000 available to borrow on the revolving commitment at December 31, 2022, while maintaining compliance with the consolidated total leverage ratio per the Restated Credit Agreement of 3.75 to 1, with a maturity date of April 18, 2027. The Company pays interest monthly on any borrowings

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

on the Restated Credit Agreement. As of December 31, 2022 and 2021, the rates were approximately 6.3% and 2.4%, respectively.

(b)Foreign subsidiaries of the Company have a revolving credit facility and term debt with financial institutions which mature between August 22, 2022 and August 8, 2024. The foreign subsidiaries pay interest monthly on any borrowings on the credit facilities as well as monthly payments on the term debt. As of December 31, 2022, the interest rates ranged between approximately 1.3% and 4.0% and as of December 31, 2021, the interest rates ranged between approximately 1.3% and 5.2%. The credit facilities are secured by certain assets of the foreign subsidiaries. There were no additional amounts available to borrow under the revolving credit facility as of December 31, 2022.

(c)The Company is required to repay the term loan through quarterly payments of $1,563 beginning with the quarter ended June 30, 2022, increasing to $3,125 each quarter beginning with the quarter ended June 30, 2023, and any remaining obligations will be repaid in full on the maturity date of the Restated Credit Agreement of April 18, 2027. The Company pays interest monthly on any borrowings on the Restated Credit Agreement. As of December 31, 2022 and 2021, the rates were approximately 6.3% and 2.4%, respectively.

The aggregate maturities of the revolving credit facility for the years subsequent to December 31, 2022 are as follows:

2023	$11,952
2024	12,619
2025	12,500
2026	12,500
2027	89,923
Total future long-term debt payments	139,494
Less amount representing debt issuance costs	(460)
Total carrying amount of long-term debt	139,034
Less current portion	(11,952)
Long-term debt obligations	$127,082

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

During the twelve months ended December 31, 2022, the Company held commodity derivative contracts to mitigate the risk of commodity price fluctuations associated with raw material costs. The Company held no outstanding commodity derivative contracts as of December 31, 2022. These contracts were not designated as accounting hedges and the changes in fair value of the instruments are recognized in earnings. During the twelve months ended December 31, 2022, losses of $(795) were recorded in Other, net.

During the year ended December 31, 2021, the Company held currency forward contracts to mitigate currency fluctuations related to the estimated cash purchase price of Rhino-Rack totaling $AUD 193,650 with a maturity date of July 1, 2021. These contracts were not designated as accounting hedges and the changes in fair value of the instruments are recognized in earnings. During the year ended December 31, 2021, losses of $4,281 were recorded in Other, net.

At December 31, 2022, the Company’s derivative contracts had remaining maturities of less than one and one-half years. The counterparties to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure of the Company’s credit risk to the counterparties is generally limited to the aggregate unrealized loss of all contracts with that counterparty. As of December 31, 2022, there was no such exposure to the counterparties. The Company’s exposure of counterparty credit risk is limited to the aggregate unrealized gain of $351 on all contracts as of December 31, 2022. The Company’s derivative counterparties have strong credit ratings and as a result, the Company does not require collateral to facilitate transactions.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The Company held the following contracts designated as hedged instruments as of December 31, 2022 and 2021:

December 31, 2022
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	$2,807	February 2023
Foreign exchange contracts - Euros	€ 20,760	February 2024

December 31, 2021
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	$14,850	February 2023
Foreign exchange contracts - Euros	€ 20,104	February 2023

For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive loss and reclassified to sales in the period the underlying hedged transaction is recognized in earnings. Gains (losses) of $3,124 and ($223) were reclassified to sales during the years ended December 31, 2022 and 2021, respectively.

The following table presents the balance sheet classification and fair value of derivative instruments as of December 31, 2022 and 2021:

	Classification	December 31, 2022	December 31, 2021

Derivative instruments in asset positions:
Designated forward exchange contracts	Prepaid and other current assets	$357	$491
Designated forward exchange contracts	Other long-term assets	$-	$20

Derivative instruments in liability positions:
Designated forward exchange contracts	Other long-term liabilities	$6	$24

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss (“AOCI”) primarily consists of foreign currency translation adjustments and changes in our forward foreign exchange contracts. The components of AOCI, net of tax, were as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2021	$(5,241)	$191	$(5,050)
Other comprehensive (loss) income before reclassifications	(12,387)	2,163	(10,224)
Amounts reclassified from other comprehensive loss	-	(2,411)	(2,411)
Net current period other comprehensive loss	(12,387)	(248)	(12,635)
Balance as of December 31, 2022	$(17,628)	$(57)	$(17,685)

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2020	$1,480	$(980)	$500
Other comprehensive (loss) income before reclassifications	(6,721)	1,000	(5,721)
Amounts reclassified from other comprehensive (loss) income	-	171	171
Net current period other comprehensive (loss) income	(6,721)	1,171	(5,550)
Balance as of December 31, 2021	$(5,241)	$191	$(5,050)

The effects on net (loss) income of amounts reclassified from unrealized gains (losses) on cash flow hedges for foreign exchange contracts and foreign currency translation adjustments for the years ended December 31, 2022 and 2021 were as follows:

	Gains (losses) reclassified from AOCI to the Consolidated Statements of Comprehensive (Loss) Income
Affected line item in the Consolidated	Twelve Months Ended
Statements of Comprehensive (Loss) Income	December 31, 2022	December 31, 2021
Foreign exchange contracts:
Sales	$3,124	$(223)
Less: Income tax expense (benefit)	713	(52)
Amount reclassified, net of tax	$2,411	$(171)

Total reclassifications from AOCI	$2,411	$(171)

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

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Items Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis at December 31, 2022 and 2021 were as follows:

	December 31, 2022
	Level 1	Level 2	Level 3	Total

Assets
Designated forward exchange contracts	$-	$357	$-	$357
	$-	$357	$-	$357

Liabilities
Designated forward exchange contracts	$-	$6	$-	$6
Contingent consideration liabilities	-	-	1,595	1,595
	$-	$6	$1,595	$1,601

	December 31, 2021
	Level 1	Level 2	Level 3	Total

Assets
Designated forward exchange contracts	$-	$511	$-	$511
	$-	$511	$-	$511

Liabilities
Designated forward exchange contracts	$-	$24	$-	$24
Contingent consideration liabilities	$-	$-	$3,485	$3,485
	$-	$24	$3,485	$3,509

Derivative financial instruments are recorded at fair value based on current market pricing models. No nonrecurring fair value measurements existed at December 31, 2022 and 2021.

The Company estimated the initial fair value of the contingent consideration liabilities using a series of call options. Significant unobservable inputs used in the valuation included discount rates ranging from 4.8% to 8.0%. Contingent consideration liabilities are subsequently remeasured at the estimated fair value at the end of each reporting period using financial projections of the acquired company, such as sales-based milestones and estimated probabilities of achievement, with the change in fair value recognized in contingent consideration benefit in the accompanying consolidated statements of comprehensive (loss) income for such period. We measure the initial liability and remeasure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements.

The net sales threshold required for the payment of the Rhino-Rack Contingent Consideration was not met during the measurement period ended June 30, 2022. The net sales threshold required for the payment of the 2022 portion of the MAXTRAX Contingent Consideration was met during the 2022 measurement period ended June 30, 2022. During the year ended December 31, 2022, $AUD 3,125 was paid in cash in accordance with the MAXTRAX Purchase Agreement.

The following table summarizes the changes in contingent consideration liabilities:

	Rhino-Rack	MAXTRAX	Total

Balance at December 31, 2021	$1,813	$1,672	$3,485
Fair value adjustments	(1,811)	2,304	493
Contingent consideration payments	-	(2,148)	(2,148)
Impact of foreign currency exchange rates	(2)	(233)	(235)
Balance at December 31, 2022	$-	$1,595	$1,595

As the contingent consideration liabilities are remeasured to fair value each reporting period, significant increases or decreases in projected sales, discount rates or the time until payment is made could have resulted in a significantly lower or higher fair value

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

measurement. Our determination of fair value of the contingent consideration liabilities could change in future periods based on our ongoing evaluation of these significant unobservable inputs.

Items Measured at Fair Value on a Non-Recurring Basis

In assessing the recoverability of goodwill and indefinite-lived intangible assets, management estimates the fair value of each reporting unit using Level 3 inputs through a combination of the income approach based upon projected discounted cash flows of the reporting unit and the market approach. The fair value of indefinite-lived intangible assets is estimated using Level 3 inputs through the income approach, specifically the relief-from-royalty method. The fair values are based on revenue and cash flow projections, royalty rates, and discount rates. Impairment of goodwill and indefinite-lived intangible assets was $92,311, $0, and $0 during the years ended December 31, 2022, 2021, and 2020, respectively. See Note 5 for additional information.

NOTE 11. STOCKHOLDERS’ EQUITY

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis.  The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. On May 1, 2020, the Company announced that, in light of the operational impact of the COVID-19 pandemic, its Board of Directors temporarily replaced its Quarterly Cash Dividend with a stock dividend (the “Quarterly Stock Dividend”). In 2022, 2021 and 2020 our total Quarterly Cash Dividends were $3,721, $3,335 and $1,520, respectively. In 2020, our total Quarterly Stock Dividends were $1,533, which combined with our cash dividend of $1,520, resulted in total dividends of $3,053. On February 24, 2023, the Company announced that its Board of Directors approved the payment on March 17, 2023 of the Quarterly Cash Dividend of $0.025 to the record holders of shares of the Company’s common stock as of the close of business on March 7, 2023.

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

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings (loss) per share:

	Year Ended December 31,
	2022	2021	2020

Weighted average shares outstanding - basic	37,201	33,136	30,175
Effect of dilutive stock awards	-	2,509	1,050
Effect of dilutive deferred stock consideration for business acquisition	-	41	-
Weighted average shares outstanding - diluted	37,201	35,686	31,225

Net (loss) income per share:
Basic	$(1.88)	$0.79	$0.18
Diluted	(1.88)	0.73	0.18

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

For the years ended December 31, 2022, 2021, and 2020, equity awards of 6,060, 509, and 868, respectively, were outstanding and anti-dilutive and therefore not included in the calculation of net (loss) income per share for these periods.

NOTE 13. STOCK-BASED COMPENSATION PLAN

Under the Company’s current 2015 Stock Incentive Plan (the “2015 Plan”), the Company’s Board of Directors (the “Board of Directors”) has flexibility to determine the type and amount of awards to be granted to eligible participants, who must be employees, directors, officers or consultants of the Company or its subsidiaries. The 2015 Plan allows for grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted units. The aggregate number of shares of common stock that may be granted through awards under the 2015 Plan to any employee in any calendar year may not exceed 500 shares. The 2015 Plan will continue in effect until December 2025 unless terminated sooner.  As of December 31, 2022, the number of shares authorized and reserved for issuance under the 2015 Plan is 8,142 shares, subject to automatic annual increase equal to 5% of the total number of shares of the Company’s outstanding common stock.

Options Granted:

During the year ended December 31, 2022, the Company issued stock options for an aggregate of 440 shares under the 2015 Plan to directors and employees of the Company. Of the 440 options, 355 vest and become exercisable over a period of three years, 75 vest in four equal consecutive quarterly tranches from the date of grant and the remaining 10 vest immediately. All of the issued stock options expire ten years from the date of the grant.

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2022		2021	2020

Number of options	430	10	500	1,098
Option vesting period	1 - 3 Years	Immediate	1 - 3 Years	1 - 5 Years
Grant price (per share)	$18.67 - $27.65	$21.83	$15.15 - $24.43	$9.99 - $16.93
Dividend yield	0.36% - 0.54%	0.46%	0.41% - 0.66%	0.59% - 1.00%
Expected volatility (a)	38.6% - 40.9%	39.4%	39.1% - 43.6%	40.9% - 44.2%
Risk-free interest rate	1.46% - 3.38%	1.66%	0.50% - 1.02%	0.41% - 0.65%
Expected life (years) (b)	5.31 - 6.01	5.50	5.31 - 6.00	5.31 - 6.50
Weighted average fair value (per share)	$7.82 - $10.41	$8.03	$5.88 - $9.23	$3.72 - $6.89

(a)Expected volatility is based upon the Company’s historical volatility.

(b)The expected term was determined based upon the underlying terms of the awards and the category and employment history of employee award recipient.

Using these assumptions, the fair value of the stock options granted during the years ended December 31, 2022, 2021, and 2020 was $3,661, $3,239, and $5,310, respectively, which will be amortized as stock-based compensation expense over the vesting period of the options.

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

Market Condition Restricted Shares Granted:

On March 4, 2022, the Company issued and granted to the Executive Chairman and certain employees restricted stock awards of 700 restricted shares under the 2015 Plan, of which 700 restricted shares will vest if, on or before March 4, 2032, the Fair Market Value (as defined in the Plan) of the Company’s common stock shall have equaled or exceeded $50.00 per share for twenty consecutive trading days. For computing the fair value of the restricted shares with a market condition, the fair value of the restricted stock award grant has

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

been estimated as of the date of grant using the Monte-Carlo pricing model with the assumptions below.

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

	March 4, 2022	May 28, 2021	August 27, 2020

Number issued	700	500	100
Vesting period	$50.00 stock price target	$35.00 stock price target	$15.00 stock price target
Grant price (per share)	$21.83	$23.69	$12.72
Dividend yield	0.46%	0.42%	0.79%
Expected volatility	41.0%	42.3%	41.1%
Risk-free interest rate	1.74%	0.30%	0.19%
Expected term (years)	4.15	1.05	0.52
Weighted average fair value (per share)	$15.37	$14.46	$9.91

Using these assumptions, the fair value of the market condition restricted stock awards granted on March 4, 2022, May 28, 2021, and August 27, 2020 were approximately $10,761, $7,230, and $991, respectively.

The total non-cash stock compensation expense related to stock options and restricted stock awards recorded by the Company was as follows:

	Year Ended December 31,
	2022	2021	2020

Restricted stock awards	$6,122	$5,241	$1,488
Stock options	5,239	4,236	1,989
Stock awards	-	-	3,314
Total	$11,361	$9,477	$6,791

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

For the years ended December 31, 2022, 2021, and 2020, stock-based compensation costs were classified as selling, general and administrative expense. A summary of changes in outstanding options and restricted stock awards during the year ended December 31, 2022 is as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Restricted Stock Awards
Outstanding at December 31, 2021	4,141	$10.27	$72,265	1,000

Granted	440	8.32		700
Exercised or vested	(307)	8.85		(154)
Expired	-	-		-
Cancelled	-	-		-
Forfeited	(28)	-		-
Outstanding at December 31, 2022	4,246	$11.46	$-	1,546

Options exercisable at December 31, 2022	3,364	9.98	$-

The following table summarizes the exercise price range, weighted average exercise price, and remaining contractual lives by significant ranges for options outstanding and exercisable as of December 31, 2022:

			Remaining Life In Years		Weighted Average
Exercise Price Range	Outstanding	Exercisable	Outstanding	Exercisable	Exercise Price
$4.38 - $18.29	3,721	3,119	5.3	5.3	$9.01
$18.29 - $27.65	525	245	9.1	9.1	$22.30
	4,246	3,364	6.8	6.8	$9.98

The intrinsic value of options exercised was $4,381, $3,425, and $2,006 during the years ended December 31, 2022, 2021, and 2020, respectively. The intrinsic value of restricted stock awards vested was $3,336, $1,623, and $0 during the years ended December 31, 2022, 2021, and 2020, respectively. Total fair value of options vested during the years ended December 31, 2022, 2021, and 2020 was $5,361, $3,227, and $1,722, respectively. Total fair value of restricted stock awards vested during the years ended December 31, 2022, 2021, and 2020 was $1,157, $991, and $0, respectively.

The fair value of unvested restricted stock awards is determined based on the market price of our shares of common stock on the grant date or using the Monte-Carlo pricing model. As of December 31, 2022, there were 882 unvested stock options and unrecognized compensation cost of $4,505 related to unvested stock options, as well as 1,546 unvested restricted stock awards and unrecognized compensation cost of $9,058 related to unvested restricted stock awards. Unrecognized compensation cost of unvested stock options and restricted stock awards are expected to be recognized over the weighted average period of 1.5 years and 3.2 years, respectively.

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

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

NOTE 15. INCOME TAXES

Consolidated income before income taxes consists of the following:

	Year Ended December 31,
	2022	2021	2020

U.S. operations	$6,069	$16,947	$362
Foreign operations	(83,200)	(3,068)	3,223
(Loss) income before income tax	$(77,131)	$13,879	$3,585

The components of the benefit for income taxes consist of the following:

	Year Ended December 31,
	2022	2021	2020

Current:
Federal	$-	$141	$34
State and local	998	887	390
Foreign	1,575	2,057	863
	2,573	3,085	1,287
Deferred:
Federal	4,827	4,338	3,084
State and local	956	353	44
Foreign	(14,652)	(2,020)	(91)
	(8,869)	2,671	3,037
Change in valuation allowance for deferred income taxes	(1,055)	(17,970)	(6,284)
	(9,924)	(15,299)	(3,247)

Income tax benefit	$(7,351)	$(12,214)	$(1,960)

The Company’s foreign operations that are considered to be permanently reinvested have statutory tax rates of approximately 25% to 30%.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the Company’s financial statements:

	Year Ended December 31,
	2022	2021	2020

Statutory income tax (benefit) expense	(21.0)%	21.0%	21.0%
Increase (decrease) in income taxes resulting from:
Foreign taxes	(4.8)	1.3	3.6
State income taxes, net of federal income taxes	2.5	10.1	10.2
Income tax credits	(2.0)	(14.1)	(17.1)
Stock options	(1.2)	(5.5)	9.9
Change in effective state rate	0.2	(0.5)	2.3
Deferred tax asset write-offs	-	-	73.1
Executive compensation limitation	3.1	7.3	15.6
Change in valuation allowance	(1.4)	(129.5)	(175.4)
Impairment of goodwill	14.3	-	-
Research and development expenditure	0.6	1.7	-
Fair value inventory step-up	-	4.8	-
Transactions costs	-	10.2	-
Other	0.2	5.2	2.1
Income tax benefit	(9.5)%	(88.0)%	(54.7)%

The deferred tax asset write-offs relate to historical research and development tax credits and certain investments that were fully offset by a release in the valuation allowance.

Deferred income tax assets and liabilities are determined based on the difference between the financial reporting carrying amounts and tax bases of existing assets and liabilities and operating loss and tax credit carryforwards. Significant components of the Company’s existing deferred income tax assets and liabilities as of December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021

Deferred tax assets:
Net operating loss, capital loss amount and research & experimentation credit carryforwards	$10,685	$19,413
Capitalized research and development costs	8,205	7,117
Capitalized costs to self-constructed property	7,892	4,876
Non-cash compensation	2,534	2,576
Accrued liabilities	1,472	1,944
Reserves and other	1,960	2,013
Intangibles	224	245
	32,972	38,184
Valuation allowance	(3,323)	(4,378)
Net deferred tax assets	29,649	33,806
Deferred tax liabilities:
Depreciation	(1,390)	(1,737)
Intangibles	(28,319)	(44,814)
Other	(534)	(102)
	(30,243)	(46,653)

Total	$(594)	$(12,847)

Certain deferred income tax balances are not netted as they represent deferred amounts applicable to different taxing jurisdictions. The Company has provided a valuation allowance against a portion of the deferred tax assets as of December 31, 2022, because the ultimate realization of those assets does not meet the more-likely-than-not criteria. The majority of the Company’s deferred tax assets consist of

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

net operating loss carryforwards for federal tax purposes. If a change in control were to occur, these could be limited under Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended.

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

The net change in the valuation allowance for deferred income tax assets was ($1,055), ($17,970), and ($6,284) during the years ended December 31, 2022, 2021, and 2020, respectively. A roll forward of our valuation allowance for deferred income tax assets for the years ended December 31, 2022, 2021, and 2020 is as follows:

	Balance at Beginning of Year	Charged to Costs and Expenses	Other Adjustments	Balance at End of Year

2020	$28,632	$(6,284)	$-	$22,348
2021	$22,348	$(17,970)	$-	$4,378
2022	$4,378	$51	$(1,106)	$3,323

As of December 31, 2022, the Company has net operating loss carryforwards (“NOLs”) and research and experimentation credit for U.S. federal income tax purposes of $17,663 and $2,651, respectively. The Company believes its U.S. Federal NOLs will substantially offset its future U.S. Federal income taxes until expiration. The majority of the Company’s pre-tax income is currently earned and expected to be earned in the U.S., or taxed in the U.S. as Subpart F. income and will be offset with the NOLs. There are $1,851 of NOLs that expire on December 31, 2023, which the Company expects to realize in their entirety in 2023.

NOLs available to offset taxable income, subject to compliance with Section 382 of the Code, begin to expire based upon the following schedule:

Net Operating Loss Carryforward Expiration Dates
December 31, 2022

Expiration Dates December 31,	Net Operating Loss Amount
2023	$1,851
2024	3,566
2025	1,708
2026 and beyond	10,538
Total	$17,663

Tax positions are recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. The Company conducts its business globally. As a result, the Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions and are subject to examination for the open tax years in the U.S. federal and state jurisdictions of 2015 through 2021 and in the foreign jurisdictions of 2007 through 2021. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

A reconciliation of the beginning and ending amount of total unrecognized tax benefits for the years ended December 31, 2022, 2021 and 2020 is as follows:

	December 31,
	2022	2021	2020

Balance, beginning of year	$696	$427	$561
Additions for current year tax positions	159	143	87
Additions for prior year tax positions	-	237	12
Reductions for prior year tax positions	(42)	(111)	(233)
Balance, end of year	$813	$696	$427

Included in the balance of total unrecognized tax benefits at December 31, 2022 and 2021, are potential benefits of $813 and $696, respectively, that if recognized, would affect the effective rate, subject to impact of valuation allowance, on income from continuing operations. Unrecognized tax benefits that reduce a net operating loss, similar tax loss or tax credit carryforward are presented as a reduction to deferred income taxes. As a result, the Company classified $454 and $250 of its unrecognized tax benefit as a reduction to deferred tax assets as of December 31, 2022 and 2021, respectively.

Interest and penalty expense recognized related to uncertain tax positions were not significant during the years ending December 31, 2022, 2021, and 2020, respectively. Total accrued interest and penalties as of December 31, 2022 and 2021, were not significant.

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

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Financial information for our segments, as well as revenue by geography, which the Company believes provides a meaningful depiction how the nature, timing and uncertainty of revenue are affected by economic factors, is as follows:

	Year Ended December 31,
	2022	2021	2020
Sales to external customers:
Outdoor
Domestic sales	$108,304	$112,775	$86,717
International sales	114,041	108,057	84,514
Total Outdoor	222,345	220,832	171,231
Precision Sport
Domestic sales	105,326	101,059	45,509
International sales	27,529	8,764	7,267
Total Precision Sport	132,855	109,823	52,776
Adventure
Domestic sales	24,514	12,044	-
International sales	68,392	33,095	-
Total Adventure	92,906	45,139	-
Total sales to external customers	448,106	375,794	224,007
Segment operating income (loss):
Outdoor	14,710	16,171	5,933
Precision Sport	39,401	34,224	12,924
Adventure	(97,201)	(2,196)	-
Total segment operating (loss) income	(43,090)	48,199	18,857
Transaction costs	(2,967)	(11,843)	(2,433)
Contingent consideration (expense) benefit	(493)	1,605	-
Corporate and other expenses	(22,686)	(21,143)	(11,578)
Interest expense, net	(7,895)	(2,939)	(1,261)
(Loss) income before income tax	$(77,131)	$13,879	$3,585

There were no intercompany sales between the Outdoor, Precision Sport, and Adventure segments for the periods presented.

Total assets by segment, as of December 31, 2022 and 2021, were as follows:

	December 31,
	2022	2021

Outdoor	$175,820	$166,751
Precision Sport	144,224	142,549
Adventure	181,867	298,364
Corporate	16,234	24,163
	$518,145	$631,827

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Capital expenditures, depreciation and amortization by segment is as follows.

	Year Ended December 31,
	2022	2021	2020
Capital expenditures:
Outdoor	$2,714	$3,120	$3,376
Precision Sport	2,847	13,486	2,035
Adventure	2,689	777	-
Total capital expenditures	$8,250	$17,383	$5,411
Depreciation:
Outdoor	$3,180	$2,888	$2,782
Precision Sport	3,238	2,633	2,019
Adventure	1,208	464	-
Total depreciation	$7,626	$5,985	$4,801
Amortization:
Outdoor	$1,001	$1,030	$1,061
Precision Sport	2,769	3,753	3,009
Adventure	11,556	5,051	-
Total amortization	$15,326	$9,834	$4,070

NOTE 17. LEASES

The Company has entered into leases for certain facilities, vehicles and other equipment. Our leases have remaining contractual terms of up to eight years, some of which include options to extend the leases for up to five years. Our lease costs are primarily related to facility leases for inventory warehousing, administration offices and vehicles. The Company’s finance leases are immaterial.

Lease ROU assets and liabilities as of December 31, 2022 and 2021, were as follows:

	Balance Sheet Classification	December 31, 2022	December 31, 2021

Assets
Lease ROU assets	Other long-term assets	$15,189	$17,637

Liabilities
Current lease liabilities	Accrued liabilities	$2,836	$2,824
Noncurrent lease liabilities	Other long-term liabilities	$12,825	$15,111

Lease costs were as follows:

	Affected line item in the Consolidated	Year Ended
	Statements of Comprehensive (Loss) Income	December 31, 2022	December 31, 2021
Lease costs	Cost of goods sold, Selling, general and administrative	$2,532	$2,611
Variable lease costs	Cost of goods sold, Selling, general and administrative	527	642
Short-term lease costs	Cost of goods sold, Selling, general and administrative	1,249	183
		$4,308	$3,436

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The maturity of lease liabilities as of December 31, 2022 are as follows:

Years Ending December 31,	Lease Payments
2023	$3,222
2024	3,164
2025	3,234
2026	2,442
2027	1,494
Thereafter	3,604
Total future lease payments	17,160
Less: amount representing interest	(1,499)
Present value of future lease payments	15,661
Less: current lease obligations	(2,836)
Long-term lease obligations	$12,825

As of December 31, 2022, our leases have a weighted-average remaining lease term of 5.8 years and a weighted-average discount rate of 2.8%.

NOTE 18. RELATED PARTY TRANSACTIONS

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Executive Chairman and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2022, were effective.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CLARUS CORPORATION

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Clarus Corporation:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Clarus Corporation and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 27, 2023, expressed an unqualified opinion on those financial statements.

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

February 27, 2023

CLARUS CORPORATION

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has adopted a Code of Business Conduct and ethics that applies to its all of its directors and employees, including the chief executive officer, chief financial officers, and all senior financial officers of the Company and its subsidiaries, including the principal financial officer, principal accounting officer, controller and internal audit staff of the Company and its subsidiaries. In addition, such officers are also subject to the Code of Ethics for Senior Executive Officer and Senior Financial Officers. These documents may be accessed at www.claruscorp.com, our Internet website, at the tab “Governance” under the section called “Governance Documents.” The Company intends to disclose future amendments to, or waivers from, certain provisions of its codes of conduct, if any, on the above website within five business days following the date of such amendment or waiver.

Other information required by this Item 10 of Form 10-K will be included in our 2023 Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2023 Annual Meeting of Stockholders and is incorporated herein by reference. The 2023 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 of Form 10-K will be included in our 2023 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 of Form 10-K will be included in our 2023 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of Form 10-K will be included in our 2023 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 of Form 10-K will be included in our 2023 Proxy Statement and is incorporated herein by reference.

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

10.3

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

10.10

Amended and Restated Credit Agreement dated effective as of April 18, 2022, by and among Clarus Corporation, Black Diamond Retail, Inc., Black Diamond Retail – Alaska, LLC, Sierra Bullets, L.L.C., SKINourishment, LLC, Black Diamond Retail – Colorado, LLC, Black Diamond Retail – Montana, LLC, Black Diamond Retail – Wyoming, LLC, Barnes Bullets-Mona, LLC, Black Diamond Retail – Oregon, LLC, Black Diamond Retail – Vermont, LLC and the other loan parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 21, 2022 and incorporated herein by reference).

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

CLARUS CORPORATION

Date: February 27, 2023	By: /s/ Michael J. Yates
Michael J. Yates
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Name	Title

/s/ Warren B. Kanders	Executive Chairman and Director (Principal Executive Officer)
Warren B. Kanders

/s/ Michael J. Yates	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Michael J. Yates

/s/ Donald L. House	Director
Donald L. House

/s/ Nicholas Sokolow	Director
Nicholas Sokolow

/s/ Michael A. Henning	Director
Michael A. Henning

/s/ Susan Ottmann	Director
Susan Ottmann

/s/ James E. Walker III	Director
James E. Walker III