Form 10-Q
period 2023-03-31
Clarus Corp
filed 2023-05-01
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2023

or

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

As of April 26, 2023, there were 37,190,302 shares of common stock, par value $0.0001, outstanding.

INDEX

CLARUS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	March 31, 2023	December 31, 2022
Assets
Current assets
Cash	$10,310	$12,061
Accounts receivable, less allowance for
credit losses of $1,437 and $1,211	68,230	66,553
Inventories	145,756	147,072
Prepaid and other current assets	9,845	9,899
Income tax receivable	3,209	3,034
Total current assets	237,350	238,619

Property and equipment, net	42,197	43,010
Other intangible assets, net	51,482	55,255
Indefinite-lived intangible assets	82,444	82,901
Goodwill	62,704	62,993
Deferred income taxes	18,168	17,912
Other long-term assets	20,414	17,455
Total assets	$514,759	$518,145

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$25,252	$27,052
Accrued liabilities	22,125	25,170
Income tax payable	684	421
Current portion of long-term debt	12,562	11,952
Total current liabilities	60,623	64,595

Long-term debt, net	124,444	127,082
Deferred income taxes	18,226	18,506
Other long-term liabilities	18,574	15,854
Total liabilities	221,867	226,037

Stockholders' Equity
Preferred stock, $0.0001 par value per share; 5,000
shares authorized; none issued	-	-
Common stock, $0.0001 par value per share; 100,000 shares authorized;
41,791 and 41,637 issued and 37,190 and 37,048 outstanding, respectively	4	4
Additional paid in capital	680,673	679,339
Accumulated deficit	(336,175)	(336,843)
Treasury stock, at cost	(32,825)	(32,707)
Accumulated other comprehensive loss	(18,785)	(17,685)
Total stockholders' equity	292,892	292,108
Total liabilities and stockholders' equity	$514,759	$518,145

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31, 2023	March 31, 2022

Sales
Domestic sales	$44,916	$62,307
International sales	52,468	50,969
Total sales	97,384	113,276

Cost of goods sold	61,363	69,024
Gross profit	36,021	44,252

Operating expenses
Selling, general and administrative	32,819	34,175
Transaction costs	74	1,201
Contingent consideration (benefit) expense	(1,565)	763

Total operating expenses	31,328	36,139

Operating income	4,693	8,113

Other income (expense)
Interest expense, net	(2,746)	(1,116)
Other, net	85	(67)

Total other expense, net	(2,661)	(1,183)

Income before income tax	2,032	6,930
Income tax expense	434	1,621
Net income	1,598	5,309

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(1,021)	6,077
Unrealized (loss) gain on hedging activities	(79)	86
Other comprehensive (loss) income	(1,100)	6,163
Comprehensive income	$498	$11,472

Net income per share:
Basic	$0.04	$0.14
Diluted	0.04	0.13

Weighted average shares outstanding:
Basic	37,137	37,161
Diluted	38,109	39,802

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31, 2023	March 31, 2022
Cash Flows From Operating Activities:
Net income	$1,598	$5,309
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	1,791	1,832
Amortization of other intangible assets	3,276	4,120
Amortization of debt issuance costs	232	170
Loss on disposition of property and equipment	5	9
Noncash lease expense	690	694
Contingent consideration (benefit) expense	(1,565)	754
Stock-based compensation	1,334	3,367
Deferred income taxes	(105)	524
Changes in operating assets and liabilities:
Accounts receivable	(2,797)	437
Inventories	1,341	(23,137)
Prepaid and other assets	(153)	(856)
Accounts payable	90	(2,101)
Accrued liabilities	(2,612)	820
Income taxes	74	(2,737)
Net cash provided by (used in) operating activities	3,199	(10,795)

Cash Flows From Investing Activities:
Proceeds from disposition of property and equipment	88	-
Purchases of property and equipment	(1,471)	(1,900)
Net cash used in investing activities	(1,383)	(1,900)

Cash Flows From Financing Activities:
Proceeds from revolving credit facilities	11,731	25,670
Repayments on revolving credit facilities	(12,153)	(13,689)
Repayments on term loans	(1,668)	(1,613)
Purchase of treasury stock	(118)	(1,097)
Proceeds from exercise of options	-	126
Cash dividends paid	(930)	(930)
Net cash (used in) provided by financing activities	(3,138)	8,467

Effect of foreign exchange rates on cash	(429)	1,214

Change in cash	(1,751)	(3,014)
Cash, beginning of year	12,061	19,465
Cash, end of period	$10,310	$16,451

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$350	$3,844
Cash paid for interest	$2,586	$926
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Property and equipment purchased with accounts payable	$202	$425
Lease liabilities arising from obtaining right of use assets	$3,941	$1,164

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except per share amounts)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Equity

Balance, December 31, 2021	41,105	$4	$662,996	$(263,342)	(4,011)	$(24,440)	$(5,050)	$370,168
Net income	-	-	-	5,309	-	-	-	5,309
Other comprehensive income	-	-	-	-	-	-	6,163	6,163
Cash dividends ($0.025 per share)	-	-	-	(930)	-	-	-	(930)
Purchase of treasury stock	-	-	-	-	(51)	(1,097)	-	(1,097)
Stock-based compensation expense	-	-	3,367	-	-	-	-	3,367
Proceeds from exercise of options	167	-	126	-	-	-	-	126
Balance, March 31, 2022	41,272	$4	$666,489	$(258,963)	(4,062)	$(25,537)	$1,113	$383,106

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Loss	Equity

Balance, December 31, 2022	41,637	$4	$679,339	$(336,843)	(4,589)	$(32,707)	$(17,685)	$292,108
Net income	-	-	-	1,598	-	-	-	1,598
Other comprehensive loss	-	-	-	-	-	-	(1,100)	(1,100)
Cash dividends ($0.025 per share)	-	-	-	(930)	-	-	-	(930)
Purchase of treasury stock	-	-	-	-	(12)	(118)	-	(118)
Stock-based compensation expense	-	-	1,334	-	-	-	-	1,334
Proceeds from exercise of options	154	-	-	-	-	-	-	-
Balance, March 31, 2023	41,791	$4	$680,673	$(336,175)	(4,601)	$(32,825)	$(18,785)	$292,892

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and subsidiaries (which may be referred to as the “Company,” “Clarus,” “we,” “us” or “our”) as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and 2022, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), instructions to the Quarterly Report on Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments, except otherwise disclosed) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results for the three months ended March 31, 2023 are not necessarily indicative of the results to be obtained for the year ending December 31, 2023. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2023.

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

NOTE 2. INVENTORIES

Inventories, as of March 31, 2023 and December 31, 2022, were as follows:

	March 31, 2023	December 31, 2022
Finished goods	$107,152	$107,453
Work-in-process	9,822	8,719
Raw materials and supplies	28,782	30,900
	$145,756	$147,072

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment, net, as of March 31, 2023, and December 31, 2022, were as follows:

	March 31, 2023	December 31, 2022

Land	$4,160	$4,160
Building and improvements	17,369	17,357
Furniture and fixtures	7,355	7,384
Computer hardware and software	8,615	8,498
Machinery and equipment	37,701	37,054
Construction in progress	5,165	5,028
	80,365	79,481
Less accumulated depreciation	(38,168)	(36,471)
	$42,197	$43,010

Depreciation expense for the three months ended March 31, 2023 and 2022 was $1,791 and $1,832, respectively.

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes the balances in goodwill by segment:

	Outdoor	Precision Sport	Adventure	Total

Goodwill	$29,507	$26,715	$88,349	$144,571
Accumulated goodwill impairment losses	(29,507)	-	(52,071)	(81,578)

Balance at December 31, 2022	-	26,715	36,278	62,993

Impact of foreign currency exchange rates	-	-	(289)	(289)

Balance at March 31, 2023	$-	$26,715	$35,989	$62,704

Indefinite-Lived Intangible Assets

The following table summarizes the changes in indefinite-lived intangible assets:

Balance at December 31, 2022	$82,901

Impact of foreign currency exchange rates	(457)

Balance at March 31, 2023	$82,444

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Trademarks classified as indefinite-lived intangible assets by brand as of March 31, 2023 and December 31, 2022, were as follows:

	March 31, 2023	December 31, 2022
Black Diamond	$19,600	$19,600
PIEPS	3,036	2,986
Sierra	18,900	18,900
Barnes	5,600	5,600
Rhino-Rack	25,379	25,744
MAXTRAX	9,929	10,071
	$82,444	$82,901

Other Intangible Assets, net

The following table summarizes the changes in gross other intangible assets:

Gross balance at December 31, 2022	$100,889

Impact of foreign currency exchange rates	(697)

Gross balance at March 31, 2023	$100,192

Other intangible assets, net of amortization as of March 31, 2023 and December 31, 2022, were as follows:

	March 31, 2023
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life
Intangibles subject to amortization
Customer relationships	$76,852	$(36,924)	$39,928	13.8 years
Product technologies	21,130	(9,974)	11,156	10.2 years
Tradename / trademark	1,263	(865)	398	9.4 years
Core technologies	947	(947)	-	10.0 years
	$100,192	$(48,710)	$51,482	13.0 years

	December 31, 2022
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life

Customer relationships	$77,370	$(34,653)	$42,717	13.8 years
Product technologies	21,309	(9,207)	12,102	10.2 years
Tradename / trademark	1,263	(827)	436	9.4 years
Core technologies	947	(947)	-	10.0 years
	$100,889	$(45,634)	$55,255	13.0 years

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Amortization expense for the three months ended March 31, 2023 and 2022, was $3,276 and $4,120, respectively. Future amortization expense for other intangible assets as of March 31, 2023 is as follows:

Years Ending December 31,	Amortization Expense
2023 (excluding the three months ended March 31, 2023)	$9,427
2024	10,654
2025	8,622
2026	6,619
2027	4,837
2028	3,451
Thereafter	7,872
$51,482

NOTE 5. ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Accrued liabilities as of March 31, 2023 and December 31, 2022, were as follows:

	March 31, 2023	December 31, 2022

Accrued payroll and related items	$4,626	$5,363
Accrued bonus	1,581	1,006
Designated forward exchange contracts	207	-
Accrued warranty	1,371	1,465
Current lease liabilities	3,231	2,836
Accrued commissions	733	343
Contingent consideration liabilities	-	1,595
Accrued excise tax	764	977
Other	9,612	11,585
	$22,125	$25,170

Other long-term liabilities as of March 31, 2023 and December 31, 2022, were as follows:

	March 31, 2023	December 31, 2022

Long-term lease liability	$15,629	$12,825
Deferred stock consideration for business acquisition	2,096	2,127
Other	849	902
	$18,574	$15,854

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 6. LONG-TERM DEBT

Long-term debt as of March 31, 2023 and December 31, 2022, was as follows:

	March 31, 2023	December 31, 2022

Revolving credit facility (a)	$18,538	$18,049
Other debt (b)	126	1,134
Term loan (c)	118,750	120,311
Debt issuance costs	(408)	(460)
	137,006	139,034
Less current portion	(12,562)	(11,952)
	$124,444	$127,082

On April 18, 2022 (the “Effective Date”), the Company and certain of its direct and indirect subsidiaries entered into an Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto (the “Restated Credit Agreement”).

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

All obligations under the Restated Credit Agreement are secured by our subsidiary equity interests, as well as accounts receivable, inventory, intellectual property and certain other assets owned by the Company. The Restated Credit Agreement contains restrictions on the Company’s ability to pay dividends or make distributions or other restricted payments if certain conditions in the Restated Credit Agreement are not fulfilled. The Restated Credit Agreement also includes other customary affirmative and negative covenants, including financial covenants relating to the Company’s consolidated total leverage ratio and fixed charge coverage ratio. The Company was in compliance with the debt covenants set forth in the Credit Agreement as of March 31, 2023.

(a)As of March 31, 2023, the Company had drawn $18,538 on the revolving loan, with a maturity date of April 18, 2027. Approximately $61,000 in additional funds were available to borrow on the revolving loan at March 31, 2023, while maintaining compliance with the consolidated total leverage ratio per the Restated Credit Agreement of 3.75 to 1. The Company pays interest monthly on any borrowings on the Restated Credit Agreement. As of March 31, 2023 and December 31, 2022, the rates were approximately 6.8% and 6.3%, respectively.

(b)Foreign subsidiaries of the Company have a revolving credit facility and term debt with financial institutions which mature between April 26, 2023 and August 8, 2024. The foreign subsidiaries pay interest monthly on any borrowings on the credit facilities as well as monthly payments on the term debt. As of March 31, 2023, the interest rates ranged between approximately 3.2% and 4.0% and as of December 31, 2022, the interest rates ranged between approximately 1.3% and 4.0%. The credit facilities are secured by certain assets of the foreign subsidiaries. The revolving credit facility was settled and closed as of March 31, 2023 and had no amounts outstanding.

(c)The Company is required to repay the term loan through quarterly payments of $1,563 each beginning with June 30, 2022, increasing to $3,125 each beginning with June 30, 2023, and any remaining obligations will be repaid in full on the maturity date of the Restated Credit Agreement of April 18, 2027. The Company pays interest monthly on any borrowings on the Restated Credit Agreement. As of March 31, 2023 and December 31, 2022, the rates were approximately 6.8% and 6.3%, respectively.

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

At March 31, 2023, the Company’s derivative contracts had remaining maturities of less than one year. The counterparties to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure of the Company’s credit risk to the counterparties is generally limited to the aggregate unrealized loss of $207 on all contracts as March 31, 2023. The Company’s exposure of counterparty credit risk is limited to the aggregate unrealized gain of all contracts with that counterparty. At March 31, 2023, there was no such exposure to the counterparties. The Company’s derivative counterparties have strong credit ratings and as a result, the Company does not require collateral to facilitate transactions.

The Company held the following contracts designated as hedging instruments as of March 31, 2023 and December 31, 2022:

March 31, 2023
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Euros	€ 20,871	February 2024

December 31, 2022
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	$2,807	February 2023
Foreign exchange contracts - Euros	€ 20,760	February 2024

For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive loss and reclassified to sales in the period the underlying hedged transaction is recognized in earnings. Gains (losses) of $(16) and $253 were reclassified to sales during the three months ended March 31, 2023 and 2022, respectively.

The following table presents the balance sheet classification and fair value of derivative instruments as of March 31, 2023 and December 31, 2022:

	Classification	March 31, 2023	December 31, 2022

Derivative instruments in asset positions:
Designated forward exchange contracts	Prepaid and other current assets	$-	$357

Derivative instruments in liability positions:
Designated forward exchange contracts	Accrued liabilities	$207	$-
Designated forward exchange contracts	Other long-term liabilities	$-	$6

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss (“AOCI”) primarily consists of foreign currency translation adjustments and changes in our forward foreign exchange contracts. The following table sets forth the changes in AOCI, net of tax, for the three months ended March 31, 2023:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2022	$(17,628)	$(57)	$(17,685)
Other comprehensive loss before reclassifications	(1,021)	(91)	(1,112)
Amounts reclassified from other comprehensive loss	-	12	12
Net current period other comprehensive loss	(1,021)	(79)	(1,100)
Balance as of March 31, 2023	$(18,649)	$(136)	$(18,785)

The following table sets forth the changes in AOCI, net of tax, for the three months ended March 31, 2022:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2021	$(5,241)	$191	$(5,050)
Other comprehensive income before reclassifications	6,077	280	6,357
Amounts reclassified from other comprehensive income	-	(194)	(194)
Net current period other comprehensive income	6,077	86	6,163
Balance as of March 31, 2022	$836	$277	$1,113

The effects on net income of amounts reclassified from unrealized gains (losses) on cash flow hedges for foreign exchange contracts for the three months ended March 31, 2023 and 2022, were as follows:

	Gains (losses) reclassified from AOCI to the Consolidated Statements of Comprehensive Income
Affected line item in the Consolidated	Three Months Ended
Statements of Comprehensive Income	March 31, 2023	March 31, 2022
Foreign exchange contracts:
Sales	$(16)	$253
Less: Income tax (benefit) expense	(4)	59
Amount reclassified, net of tax	$(12)	$194

Total reclassifications from AOCI	$(12)	$194

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

Items Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023
	Level 1	Level 2	Level 3	Total

Assets
Designated forward exchange contracts	$-	$-	$-	$-
	$-	$-	$-	$-

Liabilities
Designated forward exchange contracts	$-	$207	$-	$207
	$-	$207	$-	$207

	December 31, 2022
	Level 1	Level 2	Level 3	Total

Assets
Designated forward exchange contracts	$-	$357	$-	$357
	$-	$357	$-	$357

Liabilities
Designated forward exchange contracts	$-	$6	$-	$6
Contingent consideration liabilities	$-	$-	$1,595	$1,595
	$-	$6	$1,595	$1,601

Derivative financial instruments are recorded at fair value based on current market pricing models. No nonrecurring fair value measurements existed at March 31, 2023 and December 31, 2022.

The Company estimated the initial fair value of the contingent consideration liabilities primarily using a series of call options. Significant unobservable inputs used in the valuation included discount rates ranging from 4.8% to 8.0%. Contingent consideration liabilities are subsequently remeasured at the estimated fair value at the end of each reporting period using financial projections of the acquired company, such as sales-based milestones and estimated probabilities of achievement, with the change in fair value recognized in contingent consideration benefit in the accompanying consolidated statements of comprehensive income for such period. We measure the initial liability and remeasure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The following table summarizes the changes in contingent consideration liabilities:

MAXTRAX

Balance at December 31, 2022	$1,595
Fair value adjustments	(1,565)
Contingent consideration payments	-
Impact of foreign currency exchange rates	(30)
Balance at March 31, 2023	$-

As the contingent consideration liabilities are remeasured to fair value each reporting period, significant increases or decreases in projected sales, discount rates or the time until payment is made could have resulted in a significantly lower or higher fair value measurement. Our determination of fair value of the contingent consideration liabilities could change in future periods based on our ongoing evaluation of these significant unobservable inputs. As of March 31, 2023, the net sales threshold required for the payment of the MAXTRAX contingent consideration is not expected to be met during the measurement period ended June 30, 2023.

NOTE 10. STOCKHOLDERS’ EQUITY

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis. The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. On April 28, 2023, the Company announced that its Board of Directors approved the payment on May 19, 2023 of the Quarterly Cash Dividend of $0.025 to the record holders of shares of the Company’s common stock as of the close of business on May 8, 2023.

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

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings per share:

	Three Months Ended
	March 31, 2023	March 31, 2022

Weighted average shares outstanding - basic	37,137	37,161
Effect of dilutive stock awards	750	2,435
Effect of dilutive deferred stock consideration for business acquisition	222	206
Weighted average shares outstanding - diluted	38,109	39,802

Net income per share:
Basic	$0.04	$0.14
Diluted	0.04	0.13

For the three months ended March 31, 2023 and 2022, equity awards of 3,713 and 1,329, respectively, were excluded from the calculation of earnings per share for these periods as they were anti-dilutive.

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

During the three months ended March 31, 2023, the Company did not issue any stock options under the 2015 Plan to employees of the Company.

Market Condition Restricted Shares Granted:

On March 14, 2023, the Company awarded the Executive Chairman 500 restricted shares under the 2015 Plan, of which 250 and 250 shares will vest if, on or before March 14, 2033, the Fair Market Value (as defined in the Plan) of the Company’s common stock shall have equaled or exceeded $15.00 and $18.00 per share for twenty consecutive trading days, respectively. As the vesting terms of the restricted shares include a market condition, the fair value of the restricted stock was estimated as of the date of grant using the Monte-Carlo pricing model with the following assumptions:

March 14, 2023

Number issued	500
Vesting period	$15.00 - $18.00 stock price target
Grant price (per share)	$9.60
Dividend yield	1.04%
Expected volatility	45.2%
Risk-free interest rate	3.64%
Expected term (years)	2.56 - 3.22
Weighted average fair value (per share)	$7.84 - $8.34

Using these assumptions, the grant date fair value of the restricted stock awards was approximately $4,046 and the expected term was between 2.56 and 3.22 years.

The total non-cash stock compensation expense related to restricted stock, stock options and stock awards recorded by the Company for the three months ended March 31, 2023 and 2022 was $1,334 and $3,367, respectively. For the three months ended March 31, 2023 and 2022, the majority of stock-based compensation costs were classified as selling, general and administrative expenses.

As of March 31, 2023, there were 587 unvested stock options and unrecognized compensation cost of $2,797 related to unvested stock options, as well as 1,717 unvested restricted stock awards and unrecognized compensation costs of $10,836 related to unvested restricted stock awards.

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

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 14. INCOME TAXES

The Company’s U.S. federal statutory tax rate of 21% and its foreign operations have statutory tax rates of approximately 24% in Austria, 28% in New Zealand, and 30% in Australia.

The difference between the Company’s estimated effective tax rates of 21.4% for the three months ended March 31, 2023, and the U.S. federal statutory tax rate of 21% was primarily due to the impact of stock compensation, research and experimentation expenditures and credits, and discrete stock option windfall benefits in the first quarter of 2023.

As of December 31, 2022, the Company’s gross deferred tax asset was $32,972. The Company has recorded a valuation allowance of $3,323, resulting in a net deferred tax asset of $29,649, before deferred tax liabilities of $30,243. The Company has provided a valuation allowance against a portion of the deferred tax assets as of March 31, 2023 and December 31, 2022, because the ultimate realization of those assets did not meet the more-likely-than-not criteria. The majority of the Company’s deferred tax assets consist of net operating loss carryforwards (“NOLs”) for federal tax purposes. If a change in control were to occur, these could be limited under Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended.

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

As of December 31, 2022, the Company had NOLs and research and experimentation credit for U.S. federal income tax purposes of $17,663 and $2,651, respectively. The Company believes its U.S. Federal NOLs will substantially offset its future U.S. Federal income taxes until expiration.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Financial information for our segments, as well as revenue by geography, which the Company believes provides a meaningful depiction how the nature, timing and uncertainty of revenue are affected by economic factors, is as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
Sales to external customers:
Outdoor
Domestic sales	$21,565	$25,629
International sales	31,210	25,893
Total Outdoor	52,775	51,522
Precision Sport
Domestic sales	20,719	27,443
International sales	6,387	5,675
Total Precision Sport	27,106	33,118
Adventure
Domestic sales	2,632	9,235
International sales	14,871	19,401
Total Adventure	17,503	28,636
Total sales to external customers	97,384	113,276
Segment operating income (loss):
Outdoor	1,490	1,888
Precision Sport	7,225	11,780
Adventure	(1,148)	2,124
Total segment operating income	7,567	15,792
Transaction costs	(74)	(1,201)
Contingent consideration benefit (expense)	1,565	(763)
Corporate and other expenses	(4,280)	(5,782)
Interest expense, net	(2,746)	(1,116)
Income before income tax	$2,032	$6,930

There were no intercompany sales between the Outdoor, Precision Sport, and Adventure segments for the periods presented.

Total assets by segment, as of March 31, 2023 and December 31, 2022, were as follows:

	March 31, 2023	December 31, 2022

Outdoor	$175,390	$175,820
Precision Sport	143,000	144,224
Adventure	178,485	181,867
Corporate	17,884	16,234
	$514,759	$518,145

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Capital expenditures, depreciation and amortization by segment is as follows.

	Three Months Ended
	March 31, 2023	March 31, 2022
Capital expenditures:
Outdoor	$323	$1,236
Precision Sport	739	450
Adventure	409	214
Total capital expenditures	$1,471	$1,900
Depreciation:
Outdoor	$673	$817
Precision Sport	852	781
Adventure	266	234
Total depreciation	$1,791	$1,832
Amortization:
Outdoor	$258	$255
Precision Sport	508	692
Adventure	2,510	3,173
Total amortization	$3,276	$4,120

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

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

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

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis.  The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. On April 28, 2023, the Company announced that its Board of Directors approved the payment on May 19, 2023 of the Quarterly Cash Dividend of $0.025 to the record holders of shares of the Company’s common stock as of the close of business on May 8, 2023.

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

We expect that an outbreak of disease or similar public health threat, such as the COVID-19 pandemic, could have, and in the case of the COVID-19 pandemic may continue to have, an impact on the Company’s sales and profitability in future periods. The duration of these trends and the magnitude of such impacts cannot be precisely estimated at this time, as they are affected by a number of factors (some of which are outside management’s control), including those presented in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Critical Accounting Policies and Use of Estimates

Management’s discussion of our financial condition and results of operations is based on the consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting periods. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in our Annual Report on Form 10-K for the year ended December 31, 2022. We base our estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

There have been no significant changes to our critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2022.

Accounting Pronouncements Issued Not Yet Adopted

None

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Results of Operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The following presents a discussion of operations for the three months ended March 31, 2023, compared with the three months ended March 31, 2022.

	Three Months Ended
	March 31, 2023	March 31, 2022

Sales
Domestic sales	$44,916	$62,307
International sales	52,468	50,969
Total sales	97,384	113,276

Cost of goods sold	61,363	69,024
Gross profit	36,021	44,252

Operating expenses
Selling, general and administrative	32,819	34,175
Transaction costs	74	1,201
Contingent consideration (benefit) expense	(1,565)	763

Total operating expenses	31,328	36,139

Operating income	4,693	8,113

Other income (expense)
Interest expense, net	(2,746)	(1,116)
Other, net	85	(67)

Total other expense, net	(2,661)	(1,183)

Income before income tax	2,032	6,930
Income tax expense	434	1,621
Net income	$1,598	$5,309

Sales

Total sales decreased $15,892, or 14.0%, to $97,384 during the three months ended March 31, 2023, compared to total sales of $113,276 during the three months ended March 31, 2022. The decrease in sales was primarily attributable to a decrease in sales at the Adventure and Precision Sport segments of $11,133 and $6,012, respectively, partially offset by an increase in sales at the Outdoor segment of $1,253.

Sales in the Adventure segment decreased due to lower consumer demand given the challenging market conditions and the difficult macro-environment in both Australia and North America. Included in the Adventure segment decrease in sales is $968 of foreign exchange impact due to the strengthening of the U.S. dollar against foreign currencies during the three months ended March 31, 2023, compared to the prior period. Sales in the Precision Sport segment decreased due to ongoing supply chain challenges limiting ammunition sales. Sales in the Outdoor segment increased due to growth in the direct-to-consumer channels, and European and IGD markets, nearly offset by continued weakness at the Company’s key North American retail accounts. Increases in sales in the Outdoor segment were partially offset by $1,391 of foreign exchange impact due to the strengthening of the U.S. dollar against foreign currencies during the three months ended March 31, 2023, compared to the prior period.

Domestic sales decreased $17,391, or 27.9%, to $44,916 during the three months ended March 31, 2023, compared to domestic sales of $62,307 during the three months ended March 31, 2022. The decrease in sales was primarily attributable to a decrease in sales at the Precision Sport, Adventure, and Outdoor segments of $6,724, $6,603, and $4,064, respectively.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

International sales increased $1,499, or 2.9%, to $52,468 during the three months ended March 31, 2023, compared to international sales of $50,969 during the three months ended March 31, 2022. The increase in sales was primarily attributable to an increase in sales at the Outdoor and Precision Sport segments of $5,317 and $712, respectively, partially offset by a decrease in sales at the Adventure segment of $4,530. Sales in the Outdoor and Adventure segments were reduced by $1,391 and $968, respectively, of foreign exchange impact due to the strengthening of the U.S. dollar against foreign currencies during the three months ended March 31, 2023, compared to the prior period.

Cost of Goods Sold

Cost of goods sold decreased $7,661, or 11.1%, to $61,363 during the three months ended March 31, 2023, compared to cost of goods sold of $69,024 during the three months ended March 31, 2022. The decrease in cost of goods sold was primarily attributable to a decrease in the number of units sold.

Gross Profit

Gross profit decreased $8,231, or 18.6%, to $36,021 during the three months ended March 31, 2023, compared to gross profit of $44,252 during the three months ended March 31, 2022. Gross margin was 37.0% during the three months ended March 31, 2023, compared to a gross margin of 39.1% during the three months ended March 31, 2022. Gross margin during the three months ended March 31, 2023, decreased compared to the prior year due to changes in channel and product mix of 2.2%, unfavorable foreign currency exchange movement of 1.5%, and a 1.3% negative impact due to higher inventory reserves. Channel and product mix were impacted by lower open-to-buys from the Company’s key North American retail partners in the Outdoor segment which negatively impacted gross margin. The decreases were partially offset by easing freight costs which positively impacted gross margin by 2.9%.

Selling, General and Administrative

Selling, general, and administrative expenses decreased $1,356, or 4.0%, to $32,819 during the three months ended March 31, 2023, compared to selling, general and administrative expenses of $34,175 during the three months ended March 31, 2022. The decrease is primarily due to a decrease in stock compensation of $2,034 during the three months ended March 31, 2023, compared to the prior year. The decrease was partially offset by an increase in administrative expense at the Outdoor segment of $1,824, primarily related to a higher investment in employee costs and the direct-to-consumer channel. Additionally, the Company incurred lower costs at the Adventure segment of $1,049 primarily related to disciplined cost management and a decrease in amortization expense.

Transaction Costs

Transaction expense decreased to $74 during the three months ended March 31, 2023, compared to transaction costs of $1,201 during the three months ended March 31, 2022, which consisted of expenses related to the Company’s various acquisition efforts.

Contingent Consideration (Benefit) Expense

Contingent consideration changed to a benefit of $1,565 during the three months ended March 31, 2023, compared to $763 contingent consideration expense during the three months ended March 31, 2022, which consisted of changes in the estimated fair value of contingent consideration liabilities associated with our acquisition of MAXTRAX in 2021.

Interest Expense, net

Interest expense, net increased to $2,746 during the three months ended March 31, 2023, compared to interest expense, net of $1,116 during the three months ended March 31, 2022. The increase in interest expense recognized during the three months ended March 31, 2023 was primarily associated with the increase in interest rates during the period compared to the prior year.

Other, net

Other, net, increased by $152, or 226.9%, to $85 during the three months ended March 31, 2023, compared to other, net of $(67) during the three months ended March 31, 2022. The change in other, net, was primarily attributable to a decrease in remeasurement losses recognized on the Company’s foreign denominated accounts receivable and accounts payable, which was partially offset by changes in mark-to-market adjustments on non-hedged foreign currency contracts during the three months ended March 31, 2023.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Income Taxes

Income tax expense decreased by $1,187, or 73.2%, to $434 during the three months ended March 31, 2023, compared to income tax expense of $1,621 during the same period in 2022. Our effective income tax rate was a benefit of 21.4% for the three months ended March 31, 2023, and differed compared to the statutory tax rates primarily due to the impact of stock compensation, research and experimentation expenditures and credits, and discrete stock option windfall benefits. For the three months ended March 31, 2022, our effective income tax rate was 23.4% and differed compared to the statutory tax rates due to the impact of foreign earnings taxed at applicable statutory rates and permanent book to tax differences related to incentive stock options and officer compensation limitations.

Liquidity and Capital Resources

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Our primary ongoing funding requirements are for working capital, expansion of our operations (both organically and through acquisitions) and general corporate needs, as well as investing activities associated with the various brands. We plan to fund these activities through a combination of our future operating cash flows and borrowings on our revolving credit facility which had approximately $61,000 available to borrow at March 31, 2023, while currently maintaining compliance with the consolidated total leverage ratio per the Restated Credit Agreement of 3.75 to 1. We believe that our liquidity requirements and contractual obligations for at least the next 12 months will be adequately covered by cash provided by operations and our existing revolving credit facility. Additionally, long-term contractual obligations are also currently expected to be funded from cash from operations and availability under our existing credit facilities. For additional information regarding the Company’s existing credit facilities, see the section titled “Credit Agreement” below.

At March 31, 2023, we had total cash of $10,310, compared to a cash balance of $12,061 at December 31, 2022. At March 31, 2023, the Company had $6,108 of the $10,310 in cash held by foreign entities, of which $4,528 is considered permanently reinvested.

The following presents a discussion of cash flows for the condensed consolidated three months ended March 31, 2023 compared with the condensed consolidated three months ended March 31, 2022.

	Three Months Ended
	March 31, 2023	March 31, 2022

Net cash provided by (used in) operating activities	$3,199	$(10,795)
Net cash used in investing activities	(1,383)	(1,900)
Net cash (used in) provided by financing activities	(3,138)	8,467
Effect of foreign exchange rates on cash	(429)	1,214
Change in cash	(1,751)	(3,014)
Cash, beginning of year	12,061	19,465
Cash, end of period	$10,310	$16,451

Net Cash From Operating Activities

Net cash provided by operating activities was $3,199 during the three months ended March 31, 2023, compared to net cash used in operating activities of $10,795 during the three months ended March 31, 2022. The change in net cash provided by (used in) operating activities during 2023 is primarily due to a decrease in cash outflows related to working capital of $23,517, partially offset by an increase in contingent consideration benefit, and a decrease in stock compensation during the three months ended March 31, 2023, compared to the same period in 2022.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Free cash flow, defined as net cash provided by (used in) operating activities less capital expenditures, of $1,728 was generated during the three months ended March 31, 2023 compared to $(12,695) used during the same period in 2022. The Company believes that the non-GAAP measure, free cash flow, provides an understanding of the capital required by the Company to expand its asset base. A reconciliation of free cash flows to the nearest comparable GAAP financial measure is set forth below:

	Three Months Ended
	March 31, 2023	March 31, 2022

Net cash provided by (used in) operating activities	$3,199	$(10,795)
Purchase of property and equipment	(1,471)	(1,900)
Free cash flow	$1,728	$(12,695)

Net Cash From Investing Activities

Net cash used in investing activities was $1,383 during the three months ended March 31, 2023, compared to $1,900 during the three months ended March 31, 2022. The decrease in cash used during the three months ended March 31, 2023 is primarily due to a decrease in purchases of property and equipment, compared to the same period in 2022.

Net Cash From Financing Activities

Net cash used in financing activities was $3,138 during the three months ended March 31, 2023, compared to net cash provided by financing activities of $8,467 during the three months ended March 31, 2022. The decrease in cash provided during the three months ended March 31, 2023, compared to the same period in 2022 was primarily due to a decrease in net proceeds to the revolving line of credit and term loan.

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

Credit Agreement

As of March 31, 2023, the Company had drawn $18,538 on the revolving loan and $118,750 was outstanding under the term loan. Approximately $61,000 in additional funds were available to borrow on the revolving loan at March 31, 2023, while maintaining compliance with the consolidated total leverage ratio per the Restated Credit Agreement (as defined below) of 3.75 to 1. As of March 31, 2023, the interest rates on the revolving loan and term loan commitments were approximately 6.8%. The Company was in compliance with the debt covenants set forth in the Restated Credit Agreement as of March 31, 2023.

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

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been any material change in the market risk disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15I and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2023, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Executive Chairman and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2023, were effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

CLARUS CORPORATION

ITEM 6. EXHIBITS

Exhibit	Description
10.1

Employment Agreement, dated as of March 14, 2023, between Clarus Corporation and Warren B. Kanders (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2023, and incorporated herein by reference).

10.2

Separation Agreement, dated as of March 31, 2023, between Clarus Corporation and John Walbrecht (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2023, and incorporated herein by reference).

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

CLARUS CORPORATION
Date: May 1, 2023	By:	/s/ Warren B. Kanders
	Name:	Warren B. Kanders
	Title:	Executive Chairman
(Principal Executive Officer)

Date: May 1, 2023	By:	/s/ Michael J. Yates
	Name:	Michael J. Yates
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)