Form 10-Q
period 2023-06-30
Clarus Corp
filed 2023-08-07
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2023

or

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

As of August 2, 2023, there were 37,470,470 shares of common stock, par value $0.0001, outstanding.

INDEX

CLARUS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	June 30, 2023	December 31, 2022
Assets
Current assets
Cash	$11,315	$12,061
Accounts receivable, less allowance for
credit losses of $1,694 and $1,211	53,445	66,553
Inventories	148,963	147,072
Prepaid and other current assets	8,544	9,899
Income tax receivable	2,993	3,034
Total current assets	225,260	238,619

Property and equipment, net	41,919	43,010
Other intangible assets, net	47,792	55,255
Indefinite-lived intangible assets	81,976	82,901
Goodwill	62,437	62,993
Deferred income taxes	19,556	17,912
Other long-term assets	19,056	17,455
Total assets	$497,996	$518,145

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$24,639	$27,052
Accrued liabilities	20,322	25,170
Income tax payable	386	421
Current portion of long-term debt	12,543	11,952
Total current liabilities	57,890	64,595

Long-term debt, net	114,685	127,082
Deferred income taxes	17,946	18,506
Other long-term liabilities	17,502	15,854
Total liabilities	208,023	226,037

Stockholders’ Equity
Preferred stock, $0.0001 par value per share; 5,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value per share; 100,000 shares authorized; 41,833 and 41,637 issued and 37,221 and 37,048 outstanding, respectively	4	4
Additional paid in capital	682,243	679,339
Accumulated deficit	(339,196)	(336,843)
Treasury stock, at cost	(32,929)	(32,707)
Accumulated other comprehensive loss	(20,149)	(17,685)
Total stockholders’ equity	289,973	292,108
Total liabilities and stockholders’ equity	$497,996	$518,145

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	June 30, 2023	June 30, 2022

Sales
Domestic sales	$46,656	$64,073
International sales	37,072	50,860
Total sales	83,728	114,933

Cost of goods sold	52,974	71,251
Gross profit	30,754	43,682

Operating expenses
Selling, general and administrative	30,200	35,444
Restructuring charges	736	-
Transaction costs	59	821
Contingent consideration benefit	-	(374)

Total operating expenses	30,995	35,891

Operating (loss) income	(241)	7,791

Other income (expense)
Interest expense, net	(2,857)	(1,728)
Other, net	224	(1,343)

Total other expense, net	(2,633)	(3,071)

(Loss) income before income tax	(2,874)	4,720
Income tax (benefit) expense	(783)	956
Net (loss) income	(2,091)	3,764

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(1,389)	(17,632)
Unrealized gain on hedging activities	25	622
Other comprehensive loss	(1,364)	(17,010)
Comprehensive loss	$(3,455)	$(13,246)

Net (loss) income per share:
Basic	$(0.06)	$0.10
Diluted	(0.06)	0.09

Weighted average shares outstanding:
Basic	37,192	37,235
Diluted	37,192	39,697

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended
	June 30, 2023	June 30, 2022

Sales
Domestic sales	$91,572	$126,380
International sales	89,540	101,829
Total sales	181,112	228,209

Cost of goods sold	114,337	140,275
Gross profit	66,775	87,934

Operating expenses
Selling, general and administrative	63,019	69,619
Restructuring charges	736	-
Transaction costs	133	2,022
Contingent consideration (benefit) expense	(1,565)	389

Total operating expenses	62,323	72,030

Operating income	4,452	15,904

Other income (expense)
Interest expense, net	(5,603)	(2,844)
Other, net	309	(1,410)

Total other expense, net	(5,294)	(4,254)

(Loss) income before income tax	(842)	11,650
Income tax (benefit) expense	(349)	2,577
Net (loss) income	(493)	9,073

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(2,410)	(11,555)
Unrealized (loss) gain on hedging activities	(54)	708
Other comprehensive loss	(2,464)	(10,847)
Comprehensive loss	$(2,957)	$(1,774)

Net (loss) income per share:
Basic	$(0.01)	$0.24
Diluted	(0.01)	0.23

Weighted average shares outstanding:
Basic	37,164	37,199
Diluted	37,164	39,751

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30, 2023	June 30, 2022
Cash Flows From Operating Activities:
Net (loss) income	$(493)	$9,073
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	3,732	3,709
Amortization of other intangible assets	6,499	8,057
Amortization of debt issuance costs	464	361
(Gain) loss on disposition of property and equipment	(44)	18
Noncash lease expense	1,475	1,652
Contingent consideration (benefit) expense	(1,565)	365
Stock-based compensation	2,869	6,922
Deferred income taxes	(1,569)	276
Changes in operating assets and liabilities:
Accounts receivable	10,495	(11,825)
Inventories	(1,953)	(26,237)
Prepaid and other assets	1,237	(380)
Accounts payable	1,233	5,288
Accrued liabilities	(5,063)	(443)
Income taxes	(31)	(3,112)
Net cash provided by (used in) operating activities	17,286	(6,276)

Cash Flows From Investing Activities:
Proceeds from disposition of property and equipment	169	298
Purchases of property and equipment	(3,252)	(4,072)
Net cash used in investing activities	(3,083)	(3,774)

Cash Flows From Financing Activities:
Proceeds from revolving credit facilities	19,801	61,933
Repayments on revolving credit facilities	(26,879)	(54,961)
Repayments on term loans	(4,837)	(123,542)
Proceeds from issuance of term loans	-	125,000
Payment of debt issuance costs	-	(1,210)
Purchase of treasury stock	(222)	(1,097)
Proceeds from exercise of options	35	668
Cash dividends paid	(1,860)	(1,861)
Net cash (used in) provided by financing activities	(13,962)	4,930

Effect of foreign exchange rates on cash	(987)	(457)

Change in cash	(746)	(5,577)
Cash, beginning of year	12,061	19,465
Cash, end of period	$11,315	$13,888

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$1,010	$5,492
Cash paid for interest	$5,127	$2,339
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Property and equipment purchased with accounts payable	$159	$607
Lease liabilities arising from obtaining right of use assets	$4,066	$1,324
Unpaid debt issuance costs	$—	$175

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Equity

Balance, December 31, 2021	41,105	$4	$662,996	$(263,342)	(4,011)	$(24,440)	$(5,050)	$370,168
Net income	—	—	—	5,309	—	—	—	5,309
Other comprehensive income	—	—	—	—	—	—	6,163	6,163
Cash dividends ($0.025 per share)	—	—	—	(930)	—	—	—	(930)
Purchase of treasury stock	—	—	—	—	(51)	(1,097)	—	(1,097)
Stock-based compensation expense	—	—	3,367	—	—	—	—	3,367
Proceeds from exercise of options	167	—	126	—	—	—	—	126
Balance, March 31, 2022	41,272	$4	$666,489	$(258,963)	(4,062)	$(25,537)	$1,113	$383,106
Net income	—	—	—	3,764	—	—	—	3,764
Other comprehensive loss	—	—	—	—	—	—	(17,010)	(17,010)
Cash dividends ($0.025 per share)	—	—	—	(931)	—	—	—	(931)
Stock-based compensation expense	—	—	3,555	—	—	—	—	3,555
Proceeds from exercise of options	56	—	542	—	—	—	—	542
Balance, June 30, 2022	41,328	$4	$670,586	$(256,130)	(4,062)	$(25,537)	$(15,897)	$373,026

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Loss	Equity

Balance, December 31, 2022	41,637	$4	$679,339	$(336,843)	(4,589)	$(32,707)	$(17,685)	$292,108
Net income	—	—	—	1,598	—	—	—	1,598
Other comprehensive loss	—	—	—	—	—	—	(1,100)	(1,100)
Cash dividends ($0.025 per share)	—	—	—	(930)	—	—	—	(930)
Purchase of treasury stock	—	—	—	—	(12)	(118)	—	(118)
Stock-based compensation expense	—	—	1,334	—	—	—	—	1,334
Proceeds from exercise of options	154	—	—	—	—	—	—	—
Balance, March 31, 2023	41,791	$4	$680,673	$(336,175)	(4,601)	$(32,825)	$(18,785)	$292,892
Net loss	—	—	—	(2,091)	—	—	—	(2,091)
Other comprehensive loss	—	—	—	—	—	—	(1,364)	(1,364)
Cash dividends ($0.025 per share)	—	—	—	(930)	—	—	—	(930)
Purchase of treasury stock	—	—	—	—	(11)	(104)	—	(104)
Stock-based compensation expense	—	—	1,535	—	—	—	—	1,535
Proceeds from exercise of options	42	—	35	—	—	—	—	35
Balance, June 30, 2023	41,833	$4	$682,243	$(339,196)	(4,612)	$(32,929)	$(20,149)	$289,973

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and subsidiaries (which may be referred to as the “Company,” “Clarus,” “we,” “us” or “our”) as of June 30, 2023 and December 31, 2022 and for the three and six months ended June 30, 2023 and 2022, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), instructions to the Quarterly Report on Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments, except otherwise disclosed) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be obtained for the year ending December 31, 2023. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2023.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The more significant estimates relate to the fair value of net assets acquired in business combinations, excess or obsolete inventory, allowance for credit losses, contingent consideration liabilities, and valuation of deferred tax assets, long-lived assets, goodwill and indefinite-lived intangible assets, and other intangible assets. We base our estimates on historical experience, projected future cash flows, and other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

NOTE 2. INVENTORIES

Inventories, as of June 30, 2023 and December 31, 2022, were as follows:

	June 30, 2023	December 31, 2022
Finished goods	$111,169	$107,453
Work-in-process	9,360	8,719
Raw materials and supplies	28,434	30,900
	$148,963	$147,072

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment, net, as of June 30, 2023 and December 31, 2022, were as follows:

	June 30, 2023	December 31, 2022

Land	$4,160	$4,160
Building and improvements	17,928	17,357
Furniture and fixtures	8,384	7,384
Computer hardware and software	8,785	8,498
Machinery and equipment	39,349	37,054
Construction in progress	3,279	5,028
	81,885	79,481
Less accumulated depreciation	(39,966)	(36,471)
	$41,919	$43,010

Depreciation expense for the three months ended June 30, 2023 and 2022 was $1,941 and $1,877, respectively, and for the six months ended June 30, 2023 and 2022 was $3,732 and $3,709, respectively.

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes the balances in goodwill by segment:

	Outdoor	Precision Sport	Adventure	Total

Goodwill	$29,507	$26,715	$88,349	$144,571
Accumulated goodwill impairment losses	(29,507)	—	(52,071)	(81,578)

Balance at December 31, 2022	—	26,715	36,278	62,993

Impact of foreign currency exchange rates	—	—	(556)	(556)

Balance at June 30, 2023	$—	$26,715	$35,722	$62,437

Indefinite-Lived Intangible Assets

The following table summarizes the changes in indefinite-lived intangible assets:

Balance at December 31, 2022	$82,901

Impact of foreign currency exchange rates	(925)

Balance at June 30, 2023	$81,976

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Trademarks classified as indefinite-lived intangible assets by brand as of June 30, 2023 and December 31, 2022, were as follows:

	June 30, 2023	December 31, 2022
Black Diamond	$19,600	$19,600
PIEPS	3,038	2,986
Sierra	18,900	18,900
Barnes	5,600	5,600
Rhino-Rack	25,041	25,744
MAXTRAX	9,797	10,071
	$81,976	$82,901

Other Intangible Assets, net

The following table summarizes the changes in gross other intangible assets:

Gross balance at December 31, 2022	$100,889

Impact of foreign currency exchange rates	(1,406)

Gross balance at June 30, 2023	$99,483

Other intangible assets, net of amortization as of June 30, 2023 and December 31, 2022, were as follows:

	June 30, 2023
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life
Intangibles subject to amortization
Customer relationships	$76,337	$(39,136)	$37,201	13.8 years
Product technologies	20,936	(10,706)	10,230	10.2 years
Tradename / trademark	1,263	(902)	361	9.4 years
Core technologies	947	(947)	—	10.0 years
	$99,483	$(51,691)	$47,792	13.0 years

	December 31, 2022
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life

Customer relationships	$77,370	$(34,653)	$42,717	13.8 years
Product technologies	21,309	(9,207)	12,102	10.2 years
Tradename / trademark	1,263	(827)	436	9.4 years
Core technologies	947	(947)	—	10.0 years
	$100,889	$(45,634)	$55,255	13.0 years

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Amortization expense for the three months ended June 30, 2023 and 2022, was $3,223 and $3,937, respectively, and for the six months ended June 30 2023 and 2022 was $6,499 and $8,057. Future amortization expense for other intangible assets as of June 30, 2023 is as follows:

Years Ending December 31,	Amortization Expense
2023 (excluding the six months ended June 30, 2023)	$6,140
2024	10,557
2025	8,545
2026	6,557
2027	4,789
2028	3,415
Thereafter	7,789
$47,792

NOTE 5. ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Accrued liabilities as of June 30, 2023 and December 31, 2022, were as follows:

	June 30, 2023	December 31, 2022

Accrued payroll and related items	$4,886	$5,363
Accrued bonus	878	1,006
Designated forward exchange contracts	189	—
Accrued warranty	1,245	1,465
Current lease liabilities	2,764	2,836
Accrued commissions	488	343
Contingent consideration liabilities	—	1,595
Accrued excise tax	793	977
Other	9,079	11,585
	$20,322	$25,170

Other long-term liabilities as of June 30, 2023 and December 31, 2022, were as follows:

	June 30, 2023	December 31, 2022

Long-term lease liability	$14,587	$12,825
Deferred stock consideration for business acquisition	2,069	2,127
Other	846	902
	$17,502	$15,854

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 6. LONG-TERM DEBT

Long-term debt as of June 30, 2023 and December 31, 2022, was as follows:

	June 30, 2023	December 31, 2022

Revolving credit facility (a)	$11,884	$18,049
Other debt (b)	75	1,134
Term loan (c)	115,625	120,311
Debt issuance costs	(356)	(460)
	127,228	139,034
Less current portion	(12,543)	(11,952)
	$114,685	$127,082

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

All obligations under the Restated Credit Agreement are secured by our subsidiary equity interests, as well as accounts receivable, inventory, intellectual property and certain other assets owned by the Company. The Restated Credit Agreement contains restrictions on the Company’s ability to pay dividends or make distributions or other restricted payments if certain conditions in the Restated Credit Agreement are not fulfilled. The Restated Credit Agreement also includes other customary affirmative and negative covenants, including financial covenants relating to the Company’s consolidated total leverage ratio and fixed charge coverage ratio. The Company was in compliance with the debt covenants set forth in the Credit Agreement as of June 30, 2023.

(a)	As of June 30, 2023, the Company had drawn $11,884 on the revolving loan, with a maturity date of April 18, 2027. Approximately $32,000 in additional funds were available to borrow on the revolving loan at June 30, 2023, while maintaining compliance with the consolidated total leverage ratio per the Restated Credit Agreement of 3.75 to 1. The Company pays interest monthly on any borrowings on the Restated Credit Agreement. As of June 30, 2023 and December 31, 2022, the rates were approximately 7.5% and 6.3%, respectively.
(b)	Foreign subsidiaries of the Company have a revolving credit facility and term debt with financial institutions which mature between November 16, 2023 and August 8, 2024. The foreign subsidiaries pay interest monthly on any borrowings on the credit facilities as well as monthly payments on the term debt. As of June 30, 2023, the interest rates ranged between approximately 3.1% and 3.2% and as of December 31, 2022, the interest rates ranged between approximately 1.3% and 4.0%. The credit facilities are secured by certain assets of the foreign subsidiaries. The revolving credit facility was settled and closed as of March 31, 2023 and had no amounts outstanding.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

(c)	The Company is required to repay the term loan through quarterly payments of $1,563 each beginning with June 30, 2022, increasing to $3,125 each beginning with June 30, 2023, and any remaining obligations will be repaid in full on the maturity date of the Restated Credit Agreement of April 18, 2027. The Company pays interest monthly on any borrowings on the Restated Credit Agreement. As of June 30, 2023 and December 31, 2022, the rates were approximately 7.5% and 6.3%, respectively.

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

At June 30, 2023, the Company’s derivative contracts had remaining maturities of less than one year. The counterparties to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure of the Company’s credit risk to the counterparties is generally limited to the aggregate unrealized loss of $180 on all contracts at June 30, 2023. The Company’s exposure of counterparty credit risk is limited to the aggregate unrealized gain of all contracts with that counterparty. At June 30, 2023, there was no such exposure to the counterparties. The Company’s derivative counterparties have strong credit ratings and as a result, the Company does not require collateral to facilitate transactions.

The Company held the following contracts designated as hedging instruments as of June 30, 2023 and December 31, 2022:

June 30, 2023
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	$3,894	February 2024
Foreign exchange contracts - Euros	€ 16,276	February 2024

December 31, 2022
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	$2,807	February 2023
Foreign exchange contracts - Euros	€ 20,760	February 2024

For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive loss and reclassified to sales in the period the underlying hedged transaction is recognized in earnings. Gains (losses) of $(43) and $610 were reclassified to sales during the three months ended June 30, 2023 and 2022, respectively, and $(59) and $863 were reclassified to sales during the six months ended June 30, 2023 and 2022, respectively.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The following table presents the balance sheet classification and fair value of derivative instruments as of June 30, 2023 and December 31, 2022:

	Classification	June 30, 2023	December 31, 2022

Derivative instruments in asset positions:
Designated forward exchange contracts	Prepaid and other current assets	$9	$357

Derivative instruments in liability positions:
Designated forward exchange contracts	Accrued liabilities	$189	$—
Designated forward exchange contracts	Other long-term liabilities	$—	$6

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss (“AOCI”) primarily consists of foreign currency translation adjustments and changes in our forward foreign exchange contracts. The following table sets forth the changes in AOCI, net of tax, for the three months ended June 30, 2023:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of March 31, 2023	$(18,649)	$(136)	$(18,785)
Other comprehensive loss before reclassifications	(1,389)	(9)	(1,398)
Amounts reclassified from other comprehensive loss	—	34	34
Net current period other comprehensive (loss) income	(1,389)	25	(1,364)
Balance as of June 30, 2023	$(20,038)	$(111)	$(20,149)

The following table sets forth the changes in AOCI, net of tax, for the three months ended June 30, 2022:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of March 31, 2022	$836	$277	$1,113
Other comprehensive (loss) income before reclassifications	(17,632)	1,091	(16,541)
Amounts reclassified from other comprehensive income	—	(469)	(469)
Net current period other comprehensive (loss) income	(17,632)	622	(17,010)
Balance as of June 30, 2022	$(16,796)	$899	$(15,897)

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The following table sets forth the changes in AOCI, net of tax, for the six months ended June 30, 2023:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2022	$(17,628)	$(57)	$(17,685)
Other comprehensive loss before reclassifications	(2,410)	(100)	(2,510)
Amounts reclassified from other comprehensive loss	—	46	46
Net current period other comprehensive loss	(2,410)	(54)	(2,464)
Balance as of June 30, 2023	$(20,038)	$(111)	$(20,149)

The following table sets forth the changes in AOCI, net of tax, for the six months ended June 30, 2022:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2021	$(5,241)	$191	$(5,050)
Other comprehensive (loss) income before reclassifications	(11,555)	1,371	(10,184)
Amounts reclassified from other comprehensive loss	—	(663)	(663)
Net current period other comprehensive (loss) income	(11,555)	708	(10,847)
Balance as of June 30, 2022	$(16,796)	$899	$(15,897)

The effects on net income of amounts reclassified from unrealized gains (losses) on cash flow hedges for foreign exchange contracts for the three and six months ended June 30, 2023 and 2022, were as follows:

	Gains (losses) reclassified from AOCI to the Consolidated Statements of Comprehensive Loss
Affected line item in the Consolidated	Three Months Ended		Six Months Ended
Statements of Comprehensive Loss	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Foreign exchange contracts:
Sales	$(43)	$610	$(59)	$863
Less: Income tax (benefit) expense	(9)	141	(13)	200
Amount reclassified, net of tax	$(34)	$469	$(46)	$663

Total reclassifications from AOCI	$(34)	$469	$(46)	$663

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

Items Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023
	Level 1	Level 2	Level 3	Total

Assets
Designated forward exchange contracts	$—	$9	$—	$9
	$—	$9	$—	$9

Liabilities
Designated forward exchange contracts	$—	$189	$—	$189
	$—	$189	$—	$189

	December 31, 2022
	Level 1	Level 2	Level 3	Total

Assets
Designated forward exchange contracts	$—	$357	$—	$357
	$—	$357	$—	$357

Liabilities
Designated forward exchange contracts	$—	$6	$—	$6
Contingent consideration liabilities	$—	$—	$1,595	$1,595
	$—	$6	$1,595	$1,601

Derivative financial instruments are recorded at fair value based on current market pricing models. No nonrecurring fair value measurements existed at June 30, 2023 and December 31, 2022.

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

The following table summarizes the changes in contingent consideration liabilities:

MAXTRAX

Balance at December 31, 2022	$1,595
Fair value adjustments	(1,565)
Contingent consideration payments	—
Impact of foreign currency exchange rates	(30)
Balance at June 30, 2023	$—

As the contingent consideration liabilities are remeasured to fair value each reporting period, significant increases or decreases in projected sales, discount rates or the time until payment is made could have resulted in a significantly lower or higher fair value measurement. The net sales threshold required for the final payment of the MAXTRAX Contingent Consideration was not met during the measurement period ended June 30, 2023.

NOTE 10. STOCKHOLDERS’ EQUITY

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis. The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. On August 3, 2023, the Company announced that its Board of Directors approved the payment on August 25, 2023 of the Quarterly Cash Dividend of $0.025 to the record holders of shares of the Company’s common stock as of the close of business on August 14, 2023.

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

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings (loss) per share:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Weighted average shares outstanding - basic	37,192	37,235	37,164	37,199
Effect of dilutive stock awards	—	2,241	—	2,338
Effect of dilutive deferred stock consideration for business acquisition	—	221	—	214
Weighted average shares outstanding - diluted	37,192	39,697	37,164	39,751

Net (loss) income per share:
Basic	$(0.06)	$0.10	$(0.01)	$0.24
Diluted	(0.06)	0.09	(0.01)	0.23

For the three months ended June 30, 2023 and 2022, equity awards of 6,082 and 1,638, respectively, and for the six months ended June 30, 2023 and 2022, equity awards of 6,058 and 1,484, respectively, were excluded from the calculation of earnings (loss) per share for these periods as they were anti-dilutive.

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

Options Granted:

During the six months ended June 30, 2023, the Company issued stock options for an aggregate of 75 shares under the 2015 Plan to directors of the Company. All 75 options vest and become exercisable over a period of one year. All of the issued stock options expire ten years from the date of the grant.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Options Granted During the Six Months Ended June 30, 2023

Number of options	75
Option vesting period	1 Year
Grant price (per share)	$7.91
Dividend yield	1.26%
Expected volatility (a)	47.80%
Risk-free interest rate	3.69%
Expected life (years) (b)	5.31
Weighted average fair value (per share)	$2.48

(a)	Expected volatility is based upon the Company’s historical volatility.

(b)	The expected term was determined based upon the underlying terms of the awards and the category and employment history of employee award recipient.

The grant date fair value of the stock options granted during the six months ended June 30, 2023 was $186, which will be recognized over the vesting period of the options.

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

The total non-cash stock compensation expense related to restricted stock, stock options and stock awards recorded by the Company for the three months ended June 30, 2023 and 2022 was $1,535 and $3,555, respectively, and for the six months ended June 30, 2023 and 2022 was $2,869 and $6,922, respectively. For the three and six months ended June 30, 2023 and 2022, the majority of stock-based compensation costs were classified as selling, general and administrative expenses.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

As of June 30, 2023, there were 535 unvested stock options and unrecognized compensation cost of $2,145 related to unvested stock options, as well as 1,717 unvested restricted stock awards and unrecognized compensation costs of $9,905 related to unvested restricted stock awards.

NOTE 13. RESTRUCTURING

From time to time, the Company incurs expenses to facilitate long-term sustainable growth through cost reduction actions, consisting of employee reductions, facility rationalization and contract termination costs. These costs include severance costs, exit costs and inventory write-offs and are included in Restructuring charges in the Condensed Consolidated Statements of Comprehensive Loss. Severance costs primarily consist of severance benefits through payroll continuation, conditional separation costs and employer tax liabilities, while exit costs primarily consist of lease exit and contract termination costs. Write-offs of inventory were distinguishable and directly attributable to the Company’s restructuring initiative and not a result of external market factors associated with the ongoing business.

Pre-tax restructuring charges by segment for the three and six months ended June 30, 2023 were as follows:

	Three and Six Months Ended June 30, 2023
	Outdoor	Precision Sport	Adventure	Corporate	Total
Employee termination benefits	$134	$-	$174	$163	$471
Exit costs	65	-	-	-	65
Inventory write-offs	200	-	-	-	200
Total restructuring charges	$399	$-	$174	$163	$736

There were no significant accruals recorded as of June 30, 2023 related to the Company’s restructuring initiatives.

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

The difference between the Company’s estimated effective tax rates of 27.2% for the three months ended June 30, 2023, and the U.S. federal statutory tax rate of 21% was primarily due to the impact of stock compensation, research and experimentation expenditures and credits, and discrete stock option windfall benefits in the second quarter of 2023.

The difference between the Company’s estimated effective tax rates of 41.4% for the six months ended June 30, 2023, and the U.S. federal statutory tax rate of 21% was primarily due to the impact of stock compensation, research and experimentation expenditures and credits, and discrete stock option windfall benefits in the first half of 2023.

As of December 31, 2022, the Company’s gross deferred tax asset was $32,972. The Company has recorded a valuation allowance of $3,323, resulting in a net deferred tax asset of $29,649, before deferred tax liabilities of $30,243. The Company has provided a valuation allowance against a portion of the deferred tax assets as of June 30, 2023 and December 31, 2022, because the ultimate realization of those assets did not meet the more-likely-than-not criteria. The majority of the Company’s deferred tax assets consist of net operating loss carryforwards (“NOLs”) for federal tax purposes. If a change in control were to occur, these could be limited under Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended.

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

(Unaudited)

(in thousands, except per share amounts)

NOTE 16. SEGMENT INFORMATION

We operate our business structure within three segments. These segments are defined based on the internal financial reporting used by our chief operating decision maker to allocate resources and assess performance. Certain significant selling and general and administrative expenses are not allocated to the segments including non-cash stock compensation expense. Each segment is described below:

●	Our Outdoor segment, which includes Black Diamond Equipment, PIEPS, and SKINourishment, is a global leader in designing, manufacturing, and marketing innovative outdoor engineered equipment and apparel for climbing, mountaineering, trail running, backpacking, skiing, and a wide range of other year-round outdoor recreation activities. Our Outdoor segment offers a broad range of products including: high-performance, activity-based apparel (such as shells, insulation, midlayers, pants and logowear); rock-climbing footwear and equipment (such as carabiners, protection devices, harnesses, belay devices, helmets, and ice-climbing gear); technical backpacks and high-end day packs; trekking poles; headlamps and lanterns; gloves and mittens; and skincare and other sport-enhancing products. We also offer advanced skis, ski poles, ski skins, and snow safety products, including avalanche airbag systems, avalanche transceivers, shovels, and probes.
●	Our Precision Sport segment, which includes Sierra and Barnes, includes two iconic American manufacturers of a wide range of high-performance bullets and ammunition for both rifles and pistols. These bullets are used for precision target shooting, hunting and military and law enforcement purposes.
●	Our Adventure segment, which includes Rhino-Rack and MAXTRAX, is a manufacturer of highly-engineered automotive roof racks, trays, mounting systems, luggage boxes, carriers, recovery boards and accessories in Australia and New Zealand and a growing presence in the United States.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Financial information for our segments, as well as revenue by geography, which the Company believes provides a meaningful depiction how the nature, timing and uncertainty of revenue are affected by economic factors, is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Sales to external customers:
Outdoor
Domestic sales	$21,869	$27,293	$43,434	$52,922
International sales	18,198	25,311	49,408	51,204
Total Outdoor	40,067	52,604	92,842	104,126
Precision Sport
Domestic sales	20,731	27,193	41,450	54,636
International sales	5,060	7,994	11,447	13,669
Total Precision Sport	25,791	35,187	52,897	68,305
Adventure
Domestic sales	4,056	9,587	6,688	18,822
International sales	13,814	17,555	28,685	36,956
Total Adventure	17,870	27,142	35,373	55,778
Total sales to external customers	83,728	114,933	181,112	228,209
Segment operating (loss) income:
Outdoor	(1,224)	1,471	266	3,359
Precision Sport	5,263	12,235	12,488	24,015
Adventure	(503)	644	(1,651)	2,768
Total segment operating income	3,536	14,350	11,103	30,142
Restructuring charges	736	—	736	—
Transaction costs	(59)	(821)	(133)	(2,022)
Contingent consideration benefit (expense)	—	374	1,565	(389)
Corporate and other expenses	(4,230)	(7,455)	(8,510)	(13,237)
Interest expense, net	(2,857)	(1,728)	(5,603)	(2,844)
(Loss) income before income tax	$(2,874)	$4,720	$(842)	$11,650

There were no intercompany sales between the Outdoor, Precision Sport, and Adventure segments for the periods presented.

Total assets by segment, as of June 30, 2023 and December 31, 2022, were as follows:

	June 30, 2023	December 31, 2022

Outdoor	$164,413	$175,820
Precision Sport	138,728	144,224
Adventure	171,927	181,867
Corporate	22,928	16,234
	$497,996	$518,145

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Capital expenditures, depreciation and amortization by segment is as follows.

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Capital expenditures:
Outdoor	$455	$1,089	$778	$2,325
Precision Sport	667	772	1,406	1,222
Adventure	659	311	1,068	525
Total capital expenditures	$1,781	$2,172	$3,252	$4,072
Depreciation:
Outdoor	$740	$829	$1,413	$1,646
Precision Sport	861	812	1,713	1,593
Adventure	340	236	606	470
Total depreciation	$1,941	$1,877	$3,732	$3,709
Amortization:
Outdoor	$256	$250	$514	$505
Precision Sport	509	693	1,017	1,385
Adventure	2,458	2,994	4,968	6,167
Total amortization	$3,223	$3,937	$6,499	$8,057

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

Potential risks and uncertainties that could cause the actual results of operations or financial condition of the Company to differ materially from those expressed or implied by forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, the overall level of consumer demand on our products; general economic conditions and other factors affecting consumer confidence, preferences, and behavior, including, without limitation, the impact of inflation; disruption and volatility in the global currency, capital and credit markets; the financial strength of the Company’s customers; the Company’s ability to implement its business strategy; the ability of the Company to execute and integrate acquisitions; changes in governmental regulation, legislation or public opinion relating to the manufacture and sale of bullets and ammunition, and the possession and use of firearms and ammunition by our customers; the Company’s exposure to product liability or product warranty claims and other loss contingencies; disruptions and other impacts to the Company’s business, as a result of an outbreak of disease or similar public health threat, such as the COVID-19 global pandemic, and government actions and restrictive measures implemented in response; stability of the Company’s manufacturing facilities and suppliers, as well as consumer demand for our products, in light of disease epidemics and health-related concerns such as the COVID-19 global pandemic; the impact that global climate change trends may have on the Company and its suppliers and customers, increased focus on sustainability issues as a result of global climate change; regulatory or market responses to global climate change; the Company’s ability to protect patents, trademarks and other intellectual property rights; any breaches of, or interruptions in, our information systems; the ability of our information technology systems or information security systems to operate effectively, including as a result of security breaches, viruses, hackers, malware, natural disasters, vendor business interruptions or other causes; our ability to properly maintain, protect, repair or upgrade our information technology systems or information security systems, or problems with our transitioning to upgraded or replacement systems; the impact of adverse publicity about the Company and/or its brands, including without limitation, through social media or in connection with brand damaging events and/or public perception; fluctuations in the price, availability and quality of raw materials and contracted products as well as foreign currency fluctuations; ongoing disruptions and delays in the shipping and transportation of our products due to port congestion, container ship availability and/or other logistical challenges; the impact of political unrest, natural disasters or other crises, terrorist acts, acts of war and/or military operations; our ability to utilize our net operating loss carryforwards; changes in tax laws and liabilities, tariffs, legal, regulatory, political and economic risks; the Company’s ability to maintain a quarterly dividend; and any material differences in the actual financial results of the Company’s past and future acquisitions, including the impact of acquisitions and any recognition of impairment or other charges relating to any such acquisitions on the Company’s future earnings per share. More information on potential factors that could affect the Company’s financial results is included from time to time in the Company’s public reports filed with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to the Company as of the date of this Quarterly Report on Form 10-Q, and speak only as of the date hereof. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

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

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis. The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. On August 3, 2023, the Company announced that its Board of Directors approved the payment on August 25, 2023 of the Quarterly Cash Dividend of $0.025 to the record holders of shares of the Company’s common stock as of the close of business on August 14, 2023.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Impact of COVID-19

The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by each of the U.S., European, and Australian governments in March 2020, with governments worldwide implementing safety measures restricting travel and requiring citizen lockdowns and self-confinements for quarantining purposes. During the years ended December 31, 2020, 2021, and 2022, this had negatively affected the U.S., European, Australian and global economies, disrupted global supply chains, and resulted in significant transport restrictions and disruption of global financial markets.

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

None

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Results of Operations

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

The following presents a discussion of operations for the three months ended June 30, 2023, compared with the three months ended June 30, 2022.

	Three Months Ended
	June 30, 2023	June 30, 2022

Sales
Domestic sales	$46,656	$64,073
International sales	37,072	50,860
Total sales	83,728	114,933

Cost of goods sold	52,974	71,251
Gross profit	30,754	43,682

Operating expenses
Selling, general and administrative	30,200	35,444
Restructuring charges	736	—
Transaction costs	59	821
Contingent consideration benefit	—	(374)

Total operating expenses	30,995	35,891

Operating (loss) income	(241)	7,791

Other income (expense)
Interest expense, net	(2,857)	(1,728)
Other, net	224	(1,343)

Total other expense, net	(2,633)	(3,071)

(Loss) income before income tax	(2,874)	4,720
Income tax (benefit) expense	(783)	956
Net (loss) income	$(2,091)	$3,764

Sales

Total sales decreased $31,205, or 27.2%, to $83,728 during the three months ended June 30, 2023, compared to total sales of $114,933 during the three months ended June 30, 2022. The decrease in sales was primarily attributable to a decrease in sales at the Outdoor, Precision Sport, and Adventure segments of $12,537, $9,396, and $9,272, respectively.

Sales in the Adventure and Outdoor segments were reduced by $955 and $541, respectively, due to foreign exchange impact from the strengthening of the U.S. dollar against foreign currencies during the three months ended June 30, 2023, compared to the prior period. Sales in the Outdoor segment decreased due to continued weakness at key North American retail accounts, compounded by weakness in the European and international markets. This weakness was partially offset by growth in the direct-to-consumer channel. Sales in the Precision Sport segment decreased due to challenging market conditions, including lower consumer demand for ammunition and bullets. Sales in the Adventure segment decreased due

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

to lower consumer demand given the challenging market conditions and the difficult macro-environment in both Australia and North America.

Domestic sales decreased $17,417, or 27.2%, to $46,656 during the three months ended June 30, 2023, compared to domestic sales of $64,073 during the three months ended June 30, 2022. The decrease in sales was primarily attributable to a decrease in sales at the Precision Sport, Adventure, and Outdoor segments of $6,462, $5,531, and $5,424, respectively.

International sales decreased $13,788, or 27.1%, to $37,072 during the three months ended June 30, 2023, compared to international sales of $50,860 during the three months ended June 30, 2022. The decrease in sales was primarily attributable to a decrease in sales at the Outdoor, Precision Sport, and Adventure segments of $6,572, $2,934, and $2,786, respectively.

Cost of Goods Sold

Cost of goods sold decreased $18,277, or 25.7%, to $52,974 during the three months ended June 30, 2023, compared to cost of goods sold of $71,251 during the three months ended June 30, 2022. The decrease in cost of goods sold was primarily attributable to a decrease in the number of units sold.

Gross Profit

Gross profit decreased $12,928, or 29.6%, to $30,754 during the three months ended June 30, 2023, compared to gross profit of $43,682 during the three months ended June 30, 2022. Gross margin was 36.7% during the three months ended June 30, 2023, compared to a gross margin of 38.0% during the three months ended June 30, 2022. Gross margin during the three months ended June 30, 2023, decreased compared to the prior year due to changes in channel and product mix of 1.6% and unfavorable foreign currency exchange movement of 1.1%. Channel and product mix were primarily impacted by discounting of ammunition in the Precision Sport segment given the more promotional environment which negatively impacted gross margin. These decreases were partially offset by easing freight costs in the Outdoor and Adventure segments which positively impacted gross margin by 1.4%.

Selling, General and Administrative

Selling, general, and administrative expenses decreased $5,244, or 14.8%, to $30,200 during the three months ended June 30, 2023, compared to selling, general and administrative expenses of $35,444 during the three months ended June 30, 2022. The decrease is primarily due to a decrease in stock compensation of $2,020 during the three months ended June 30, 2023, compared to the prior year. The decrease was also driven by expense reduction initiatives and lower sales commissions due to decreased revenue.

Restructuring Charges

Restructuring charges increased to $736 during the three months ended June 30, 2023, compared to restructuring charges of $0 during the three months ended June 30, 2022, which consisted of severance costs, exit costs, and inventory write-offs related to the Company’s restructuring initiatives.

Transaction Costs

Transaction expense decreased to $59 during the three months ended June 30, 2023, compared to transaction costs of $821 during the three months ended June 30, 2022, which consisted of expenses related to the Company’s various acquisition efforts.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Contingent Consideration Benefit

Contingent consideration benefit decreased to $0 during the three months ended June 30, 2023, compared to a contingent consideration benefit of $374 during the three months ended June 30, 2022, which consisted of changes in the estimated fair value of contingent consideration liabilities associated with our acquisition of MAXTRAX in 2021.

Interest Expense, net

Interest expense, net increased to $2,857 during the three months ended June 30, 2023, compared to interest expense, net of $1,728 during the three months ended June 30, 2022. The increase in interest expense recognized during the three months ended June 30, 2023 was primarily associated with the increase in interest rates during the period compared to the prior year.

Other, net

Other, net, increased by $1,567, or 116.7%, to income of $224 during the three months ended June 30, 2023, compared to other, net loss of $(1,343) during the three months ended June 30, 2022. The change in other, net, was primarily attributable to a decrease in remeasurement losses recognized on the Company’s foreign denominated accounts receivable and accounts payable and changes in mark-to-market adjustments on non-hedged foreign currency contracts during the three months ended June 30, 2023.

Income Taxes

Income tax expense changed by $1,739, or 181.9%, to a benefit of $783 during the three months ended June 30, 2023, compared to income tax expense of $956 during the same period in 2022. Our effective income tax rate was a benefit of 27.2% for the three months ended June 30, 2023, and differed compared to the statutory tax rates primarily due to the impact of stock compensation, research and experimentation expenditures and credits, and discrete stock option windfall benefits. For the three months ended June 30, 2022, our effective income tax rate was 20.3% and differed compared to the statutory tax rates due to the impact of foreign tax credits.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

The following presents a discussion of operations for the six months ended June 30, 2023, compared with the six months ended June 30, 2022.

	Six Months Ended
	June 30, 2023	June 30, 2022

Sales
Domestic sales	$91,572	$126,380
International sales	89,540	101,829
Total sales	181,112	228,209

Cost of goods sold	114,337	140,275
Gross profit	66,775	87,934

Operating expenses
Selling, general and administrative	63,019	69,619
Restructuring charges	736	—
Transaction costs	133	2,022
Contingent consideration (benefit) expense	(1,565)	389

Total operating expenses	62,323	72,030

Operating income	4,452	15,904

Other income (expense)
Interest expense, net	(5,603)	(2,844)
Other, net	309	(1,410)

Total other expense, net	(5,294)	(4,254)

(Loss) income before income tax	(842)	11,650
Income tax (benefit) expense	(349)	2,577
Net (loss) income	$(493)	$9,073

Sales

Total sales decreased $47,097, or 20.6%, to $181,112 during the six months ended June 30, 2023, compared to total sales of $228,209 during the six months ended June 30, 2022. The decrease in sales was primarily attributable to a decrease in sales at the Adventure, Precision Sport, and Outdoor segments of $20,405, $15,408, and $11,284, respectively.

Sales in the Outdoor and Adventure segments were reduced by $1,932 and $1,923, respectively, due to foreign exchange impact from the strengthening of the U.S. dollar against foreign currencies during the six months ended June 30, 2023, compared to the prior period. Sales in the Outdoor segment decreased due to continued weakness at key North American retail accounts, compounded by weakness in the European market. This weakness was partially offset by growth in the direct-to-consumer channel. Sales in the Precision Sport segment decreased due to challenging market conditions, including lower consumer demand for ammunition and bullets. Sales in the Adventure segment decreased due to lower consumer demand given the challenging market conditions and the difficult macro-environment in both Australia and North America.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Domestic sales decreased $34,808, or 27.5%, to $91,572 during the six months ended June 30, 2023, compared to domestic sales of $126,380 during the six months ended June 30, 2022. The decrease in sales was primarily attributable to a decrease in sales at the Precision Sport, Adventure, and Outdoor segments of $13,186, $12,134, and $9,488, respectively.

International sales decreased $12,289, or 12.1%, to $89,540 during the six months ended June 30, 2023, compared to international sales of $101,829 during the six months ended June 30, 2022. The decrease in sales was primarily attributable to a decrease in sales at the Adventure and Precision Sport segments of $6,348 and $2,222, respectively, partially offset by an increase in sales at the Outdoor segment of $136.

Cost of Goods Sold

Cost of goods sold decreased $25,938, or 18.5%, to $114,337 during the six months ended June 30, 2023, compared to cost of goods sold of $140,275 during the six months ended June 30, 2022. The decrease in cost of goods sold was primarily attributable to a decrease in the number of units sold.

Gross Profit

Gross profit decreased $21,159, or 24.1%, to $66,775 during the six months ended June 30, 2023, compared to gross profit of $87,934 during the six months ended June 30, 2022. Gross margin was 36.9% during the six months ended June 30, 2023, compared to a gross margin of 38.5% during the six months ended June 30, 2022. Gross margin during the six months ended June 30, 2023, decreased compared to the prior year due to changes in channel and product mix of 1.9% and unfavorable foreign currency exchange movement of 1.3%. Channel and product mix were primarily impacted by discounting of ammunition in the Precision Sport segment given the more promotional environment which negatively impacted gross margin. These decreases were partially offset by easing freight costs in the Outdoor and Adventure segments which positively impacted gross margin by 1.6%.

Selling, General and Administrative

Selling, general, and administrative expenses decreased $6,600, or 9.5%, to $63,019 during the six months ended June 30, 2023, compared to selling, general and administrative expenses of $69,619 during the six months ended June 30, 2022. The decrease is primarily due to a decrease in stock compensation of $4,054 during the six months ended June 30, 2023, compared to the prior year. The decrease was also driven by expense reduction initiatives and lower sales commissions due to decreased revenue.

Restructuring Charges

Restructuring charges increased to $736 during the six months ended June 30, 2023, compared to restructuring charges of $0 during the six months ended June 30, 2022, which consisted of severance costs, exit costs, and inventory write-offs related to the Company’s restructuring initiatives.

Transaction Costs

Transaction expense decreased to $133 during the six months ended June 30, 2023, compared to transaction costs of $2,022 during the six months ended June 30, 2022, which consisted of expenses related to the Company’s various acquisition efforts.

Contingent Consideration (Benefit) Expense

Contingent consideration changed to a benefit of $1,565 during the six months ended June 30, 2023, compared to $389 contingent consideration expense during the six months ended June 30, 2022, which consisted of changes in the estimated fair value of contingent consideration liabilities associated with our acquisition of MAXTRAX in 2021.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Interest Expense, net

Interest expense, net increased to $5,603 during the six months ended June 30, 2023, compared to interest expense, net of $2,844 during the six months ended June 30, 2022. The increase in interest expense recognized during the six months ended June 30, 2023 was primarily associated with the increase in interest rates during the period compared to the prior year.

Other, net

Other, net, increased by $1,719, or 121.9%, to income of $309 during the six months ended June 30, 2023, compared to other, net loss of $(1,410) during the six months ended June 30, 2022. The change in other, net, was primarily attributable to a decrease in remeasurement losses recognized on the Company’s foreign denominated accounts receivable and accounts payable and changes in mark-to-market adjustments on non-hedged foreign currency contracts during the six months ended June 30, 2023.

Income Taxes

Income tax expense changed by $2,926, or 113.5%, to a benefit of $349 during the six months ended June 30, 2023, compared to income tax expense of $2,577 during the same period in 2022. Our effective income tax rate was a benefit of 41.4% for the six months ended June 30, 2023, and differed compared to the statutory tax rates primarily due to the impact of stock compensation, research and experimentation expenditures and credits, and discrete stock option windfall benefits. For the six months ended June 30, 2022, our effective income tax rate was 22.1% and differed compared to the statutory tax rates due to the impact of foreign earnings taxed at applicable statutory rates and permanent book to tax differences related to incentive stock options and officer compensation limitations.

Liquidity and Capital Resources

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Our primary ongoing funding requirements are for working capital, expansion of our operations (both organically and through acquisitions) and general corporate needs, as well as investing activities associated with the various brands. We plan to fund these activities through a combination of our future operating cash flows and borrowings on our revolving credit facility which had approximately $32,000 available to borrow at June 30, 2023, while currently maintaining compliance with the consolidated total leverage ratio per the Restated Credit Agreement of 3.75 to 1. We believe that our liquidity requirements and contractual obligations for at least the next 12 months will be adequately covered by cash provided by operations and our existing revolving credit facility. Additionally, long-term contractual obligations are also currently expected to be funded from cash from operations and availability under our existing credit facilities. For additional information regarding the Company’s existing credit facilities, see the section titled “Credit Agreement” below.

At June 30, 2023, we had total cash of $11,315, compared to a cash balance of $12,061 at December 31, 2022. At June 30, 2023, the Company had $5,097 of the $11,315 in cash held by foreign entities, of which $3,583 is considered permanently reinvested.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

The following presents a discussion of cash flows for the condensed consolidated six months ended June 30, 2023 compared with the condensed consolidated six months ended June 30, 2022.

	Six Months Ended
	June 30, 2023	June 30, 2022

Net cash provided by (used in) operating activities	$17,286	$(6,276)
Net cash used in investing activities	(3,083)	(3,774)
Net cash (used in) provided by financing activities	(13,962)	4,930
Effect of foreign exchange rates on cash	(987)	(457)
Change in cash	(746)	(5,577)
Cash, beginning of year	12,061	19,465
Cash, end of period	$11,315	$13,888

Net Cash From Operating Activities

Net cash provided by operating activities was $17,286 during the six months ended June 30, 2023, compared to net cash used in operating activities of $6,276 during the six months ended June 30, 2022. The change in net cash provided by (used in) operating activities during 2023 is primarily due to a decrease in cash outflows related to working capital of $42,627, partially offset by an increase in contingent consideration benefit, and a decrease in stock compensation during the six months ended June 30, 2023, compared to the same period in 2022.

Free cash flow, defined as net cash provided by (used in) operating activities less capital expenditures, of $14,034 was generated during the six months ended June 30, 2023 compared to ($10,348) used during the same period in 2022. The Company believes that the non-GAAP measure, free cash flow, provides an understanding of the capital required by the Company to expand its asset base. A reconciliation of free cash flows to the nearest comparable GAAP financial measure is set forth below:

	Six Months Ended
	June 30, 2023	June 30, 2022

Net cash provided by (used in) operating activities	$17,286	$(6,276)
Purchase of property and equipment	(3,252)	(4,072)
Free cash flow	$14,034	$(10,348)

Net Cash From Investing Activities

Net cash used in investing activities was $3,083 during the six months ended June 30, 2023, compared to $3,774 during the six months ended June 30, 2022. The decrease in cash used during the six months ended June 30, 2023 is primarily due to a decrease in purchases of property and equipment, compared to the same period in 2022.

Net Cash From Financing Activities

Net cash used in financing activities was $13,962 during the six months ended June 30, 2023, compared to net cash provided by financing activities of $4,930 during the six months ended June 30, 2022. The change in net cash (used in) provided by financing activities during the six months ended June 30, 2023, compared to the same period in 2022 was primarily due to a decrease in net proceeds from the revolving line of credit and term loan.

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

Credit Agreement

As of June 30, 2023, the Company had drawn $11,884 on the revolving loan and $115,625 was outstanding under the term loan. Approximately $32,000 in additional funds were available to borrow on the revolving loan at June 30, 2023, while maintaining compliance with the consolidated total leverage ratio per the Restated Credit Agreement (as defined below) of 3.75 to 1. As of June 30, 2023, the interest rates on the revolving loan and term loan commitments were approximately 7.5%. The Company was in compliance with the debt covenants set forth in the Restated Credit Agreement as of June 30, 2023.

On April 18, 2022 (the “Effective Date”), the Company, Black Diamond Retail, Inc., Black Diamond Retail – Alaska, LLC, Sierra Bullets, L.L.C., SKINourishment, LLC, Black Diamond Retail – Colorado, LLC, Black Diamond Retail – Montana, LLC, Black Diamond Retail – Wyoming, LLC, Barnes Bullets-Mona, LLC, Black Diamond Retail – Oregon, LLC, Black Diamond Retail – Vermont, LLC (collectively with the Company, the “Borrowers”) and the other loan parties party thereto (together with the Borrowers, each a “Loan Party”, and collectively, the “Loan Parties”) entered into an Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”) and the lenders party thereto (the “Restated Credit Agreement”) pursuant to which the existing Credit Agreement, dated as of May 3, 2019 (as amended prior to the Effective Date, the “Existing Credit Agreement”) by and among the Company, the lenders and loan parties from time to time party thereto and the Administrative Agent was amended and restated in its entirety. Each of the Loan Parties, other than the Company, is a direct or indirect subsidiary of the Company. Effective as of June 30, 2023, Maxtrax Australia Trading Pty Ltd., and effective as July 7, 2023, each of MAXTRAX USA, LLC, Clarus Real Estate LLC, and Black Diamond Retail – Colorado, LLC, were joined to the Restated Credit Agreement as Loan Parties thereto.

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

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

The Term Loans were fully drawn on the Effective Date and cannot be reborrowed. The Restated Credit Agreement provides for quarterly amortization payments of the Term Loans on the last business day of each March, June, September and December, commencing on June 30, 2022. Through and including the payment due on June 30, 2023, the scheduled amortization payment is $1,563 per quarter, and each scheduled amortization payment due thereafter through the Maturity Date is $3,125 per quarter.

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

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

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

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15I and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30, 2023, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Executive Chairman and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2023, were effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the six months ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CLARUS CORPORATION
Date: August 7, 2023	By:	/s/ Warren B. Kanders
	Name:	Warren B. Kanders
	Title:	Executive Chairman
(Principal Executive Officer)

Date: August 7, 2023	By:	/s/ Michael J. Yates
	Name:	Michael J. Yates
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)