Form 10-Q
period 2023-09-30
Clarus Corp
filed 2023-11-07
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2023

or

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

As of November 1, 2023, there were 38,149,409 shares of common stock, par value $0.0001, outstanding.

INDEX

CLARUS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash	$8,024	$12,061
Accounts receivable, less allowance for
credit losses of $1,576 and $1,211	72,601	66,553
Inventories	140,460	147,072
Prepaid and other current assets	7,155	9,899
Income tax receivable	2,444	3,034
Total current assets	230,684	238,619

Property and equipment, net	41,131	43,010
Other intangible assets, net	44,305	55,255
Indefinite-lived intangible assets	80,936	82,901
Goodwill	61,895	62,993
Deferred income taxes	20,333	17,912
Other long-term assets	17,942	17,455
Total assets	$497,226	$518,145

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$28,864	$27,052
Accrued liabilities	22,435	25,170
Income tax payable	-	421
Current portion of long-term debt	12,566	11,952
Total current liabilities	63,865	64,595

Long-term debt, net	110,077	127,082
Deferred income taxes	17,534	18,506
Other long-term liabilities	14,480	15,854
Total liabilities	205,956	226,037

Stockholders’ Equity
Preferred stock, $0.0001 par value per share; 5,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value per share; 100,000 shares authorized; 42,582 and 41,637 issued and 37,970 and 37,048 outstanding, respectively	4	4
Additional paid in capital	688,878	679,339
Accumulated deficit	(341,396)	(336,843)
Treasury stock, at cost	(32,929)	(32,707)
Accumulated other comprehensive loss	(23,287)	(17,685)
Total stockholders’ equity	291,270	292,108
Total liabilities and stockholders’ equity	$497,226	$518,145

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	September 30, 2023	September 30, 2022

Sales
Domestic sales	$44,152	$55,540
International sales	55,923	60,175
Total sales	100,075	115,715

Cost of goods sold	64,527	76,291
Gross profit	35,548	39,424

Operating expenses
Selling, general and administrative	31,790	32,340
Restructuring charges	1,099	-
Transaction costs	842	858
Contingent consideration expense	-	104

Total operating expenses	33,731	33,302

Operating income	1,817	6,122

Other expense
Interest expense, net	(2,842)	(2,216)
Other, net	(443)	(1,238)

Total other expense, net	(3,285)	(3,454)

(Loss) income before income tax	(1,468)	2,668
Income tax benefit	(204)	(83)
Net (loss) income	(1,264)	2,751

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(3,539)	(11,386)
Unrealized gain on hedging activities	401	268
Other comprehensive loss	(3,138)	(11,118)
Comprehensive loss	$(4,402)	$(8,367)

Net (loss) income per share:
Basic	$(0.03)	$0.07
Diluted	(0.03)	0.07

Weighted average shares outstanding:
Basic	37,470	37,369
Diluted	37,470	39,580

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended
	September 30, 2023	September 30, 2022

Sales
Domestic sales	$135,724	$181,920
International sales	145,463	162,004
Total sales	281,187	343,924

Cost of goods sold	178,864	216,566
Gross profit	102,323	127,358

Operating expenses
Selling, general and administrative	94,809	101,959
Restructuring charges	1,835	-
Transaction costs	975	2,880
Contingent consideration (benefit) expense	(1,565)	493

Total operating expenses	96,054	105,332

Operating income	6,269	22,026

Other expense
Interest expense, net	(8,445)	(5,060)
Other, net	(134)	(2,648)

Total other expense, net	(8,579)	(7,708)

(Loss) income before income tax	(2,310)	14,318
Income tax (benefit) expense	(553)	2,494
Net (loss) income	(1,757)	11,824

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(5,949)	(22,941)
Unrealized gain on hedging activities	347	976
Other comprehensive loss	(5,602)	(21,965)
Comprehensive loss	$(7,359)	$(10,141)

Net (loss) income per share:
Basic	$(0.05)	$0.32
Diluted	(0.05)	0.30

Weighted average shares outstanding:
Basic	37,267	37,256
Diluted	37,267	39,694

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash Flows From Operating Activities:
Net (loss) income	$(1,757)	$11,824
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	5,675	5,800
Amortization of other intangible assets	9,560	11,740
Amortization of debt issuance costs	696	593
Gain on disposition of property and equipment	(43)	(41)
Noncash lease expense	2,290	2,412
Contingent consideration (benefit) expense	(1,565)	468
Stock-based compensation	4,037	9,142
Deferred income taxes	(2,509)	(410)
Changes in operating assets and liabilities:
Accounts receivable	(6,247)	(24,941)
Inventories	5,408	(30,243)
Prepaid and other assets	3,239	(2,126)
Accounts payable	2,165	4,662
Accrued liabilities	(3,589)	(2,756)
Income taxes	68	(3,870)
Net cash provided by (used in) operating activities	17,428	(17,746)

Cash Flows From Investing Activities:
Proceeds from disposition of property and equipment	196	438
Purchase of intangible assets	(250)	-
Purchases of property and equipment	(4,495)	(6,216)
Net cash used in investing activities	(4,549)	(5,778)

Cash Flows From Financing Activities:
Proceeds from revolving credit facilities	29,195	98,991
Repayments on revolving credit facilities	(37,836)	(72,804)
Repayments on term loans	(7,967)	(125,191)
Proceeds from issuance of term loans	-	125,000
Payment of debt issuance costs	-	(1,385)
Purchase of treasury stock	(222)	(8,267)
Proceeds from exercise of options	3,435	2,721
Cash dividends paid	(2,796)	(2,795)
Payment of contingent consideration	-	(943)
Net cash (used in) provided by financing activities	(16,191)	15,327

Effect of foreign exchange rates on cash	(725)	(903)

Change in cash	(4,037)	(9,100)
Cash, beginning of year	12,061	19,465
Cash, end of period	$8,024	$10,365

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$1,831	$7,155
Cash paid for interest	$7,736	$4,107
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Shares issued for business acquisitions	$2,067	$2,261
Property and equipment purchased with accounts payable	$232	$127
Intangible assets purchased with accounts payable	$250	$-
Lease liabilities arising from obtaining right of use assets	$4,211	$1,324

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Equity

Balance, December 31, 2021	41,105	$4	$662,996	$(263,342)	(4,011)	$(24,440)	$(5,050)	$370,168
Net income	-	-	-	5,309	-	-	-	5,309
Other comprehensive income	-	-	-	-	-	-	6,163	6,163
Cash dividends ($0.025 per share)	-	-	-	(930)	-	-	-	(930)
Purchase of treasury stock	-	-	-	-	(51)	(1,097)	-	(1,097)
Stock-based compensation expense	-	-	3,367	-	-	-	-	3,367
Proceeds from exercise of options	167	-	126	-	-	-	-	126
Balance, March 31, 2022	41,272	$4	$666,489	$(258,963)	(4,062)	$(25,537)	$1,113	$383,106
Net income	-	-	-	3,764	-	-	-	3,764
Other comprehensive loss	-	-	-	-	-	-	(17,010)	(17,010)
Cash dividends ($0.025 per share)	-	-	-	(931)	-	-	-	(931)
Stock-based compensation expense	-	-	3,555	-	-	-	-	3,555
Proceeds from exercise of options	56	-	542	-	-	-	-	542
Balance, June 30, 2022	41,328	$4	$670,586	$(256,130)	(4,062)	$(25,537)	$(15,897)	$373,026
Net income	-	-	-	2,751	-	-	-	2,751
Other comprehensive loss	-	-	-	-	-	-	(11,118)	(11,118)
Cash dividends ($0.025 per share)	-	-	-	(934)	-	-	-	(934)
Purchase of treasury stock	-	-	-	-	(527)	(7,170)	-	(7,170)
Stock-based compensation expense	-	-	2,220	-	-	-	-	2,220
Proceeds from exercise of options	189	-	2,053	-	-	-	-	2,053
Shares issued in business acquisition	108	-	2,261	-	-	-	-	2,261
Balance, September 30, 2022	41,625	$4	$677,120	$(254,313)	(4,589)	$(32,707)	$(27,015)	$363,089

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Loss	Equity

Balance, December 31, 2022	41,637	$4	$679,339	$(336,843)	(4,589)	$(32,707)	$(17,685)	$292,108
Net income	-	-	-	1,598	-	-	-	1,598
Other comprehensive loss	-	-	-	-	-	-	(1,100)	(1,100)
Cash dividends ($0.025 per share)	-	-	-	(930)	-	-	-	(930)
Purchase of treasury stock	-	-	-	-	(12)	(118)	-	(118)
Stock-based compensation expense	-	-	1,334	-	-	-	-	1,334
Proceeds from exercise of options	154	-	-	-	-	-	-	-
Balance, March 31, 2023	41,791	$4	$680,673	$(336,175)	(4,601)	$(32,825)	$(18,785)	$292,892
Net loss	-	-	-	(2,091)	-	-	-	(2,091)
Other comprehensive loss	-	-	-	-	-	-	(1,364)	(1,364)
Cash dividends ($0.025 per share)	-	-	-	(930)	-	-	-	(930)
Purchase of treasury stock	-	-	-	-	(11)	(104)	-	(104)
Stock-based compensation expense	-	-	1,535	-	-	-	-	1,535
Proceeds from exercise of options	42	-	35	-	-	-	-	35
Balance, June 30, 2023	41,833	$4	$682,243	$(339,196)	(4,612)	$(32,929)	$(20,149)	$289,973
Net loss	-	-	-	(1,264)	-	-	-	(1,264)
Other comprehensive loss	-	-	-	-	-	-	(3,138)	(3,138)
Cash dividends ($0.025 per share)	-	-	-	(936)	-	-	-	(936)
Stock-based compensation expense	-	-	1,168	-	-	-	-	1,168
Proceeds from exercise of options	500	-	3,400	-	-	-	-	3,400
Shares issued in business acquisition	249	-	2,067	-	-	-	-	2,067
Balance, September 30, 2023	42,582	$4	$688,878	$(341,396)	(4,612)	$(32,929)	$(23,287)	$291,270

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and subsidiaries (which may be referred to as the “Company,” “Clarus,” “we,” “us” or “our”) as of September 30, 2023 and December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), instructions to the Quarterly Report on Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments, except otherwise disclosed) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be obtained for the year ending December 31, 2023. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2023.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The more significant estimates relate to the fair value of net assets acquired in business combinations, provision for excess or obsolete inventory, allowance for credit losses, and valuation of contingent consideration liabilities, deferred tax assets, long-lived assets, goodwill and indefinite-lived intangible assets, and other intangible assets. We base our estimates on historical experience, projected future cash flows, and other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

NOTE 2. INVENTORIES

Inventories, as of September 30, 2023 and December 31, 2022, were as follows:

	September 30, 2023	December 31, 2022
Finished goods	$102,265	$107,453
Work-in-process	11,049	8,719
Raw materials and supplies	27,146	30,900
	$140,460	$147,072

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment, net, as of September 30, 2023 and December 31, 2022, were as follows:

	September 30, 2023	December 31, 2022

Land	$4,160	$4,160
Building and improvements	18,181	17,357
Furniture and fixtures	8,371	7,384
Computer hardware and software	8,902	8,498
Machinery and equipment	40,410	37,054
Construction in progress	2,640	5,028
	82,664	79,481
Less accumulated depreciation	(41,533)	(36,471)
	$41,131	$43,010

Depreciation expense for the three months ended September 30, 2023 and 2022 was $1,943 and $2,091, respectively, and for the nine months ended September 30, 2023 and 2022 was $5,675 and $5,800, respectively.

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes the balances in goodwill by segment:

	Outdoor	Precision Sport	Adventure	Total

Goodwill	$29,507	$26,715	$88,349	$144,571
Accumulated goodwill impairment losses	(29,507)	—	(52,071)	(81,578)

Balance at December 31, 2022	—	26,715	36,278	62,993

Impact of foreign currency exchange rates	—	—	(1,098)	(1,098)

Balance at September 30, 2023	$—	$26,715	$35,180	$61,895

Indefinite-Lived Intangible Assets

The following table summarizes the changes in indefinite-lived intangible assets:

Balance at December 31, 2022	$82,901

Impact of foreign currency exchange rates	(1,965)

Balance at September 30, 2023	$80,936

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Trademarks classified as indefinite-lived intangible assets by brand as of September 30, 2023 and December 31, 2022, were as follows:

	September 30, 2023	December 31, 2022
Black Diamond	$19,600	$19,600
PIEPS	2,951	2,986
Sierra	18,900	18,900
Barnes	5,600	5,600
Rhino-Rack	24,356	25,744
MAXTRAX	9,529	10,071
	$80,936	$82,901

Other Intangible Assets, net

The following table summarizes the changes in gross other intangible assets:

Gross balance at December 31, 2022	$100,889

Increase due to purchase of intangible assets	500
Impact of foreign currency exchange rates	(2,976)

Gross balance at September 30, 2023	$98,413

Other intangible assets, net of amortization as of September 30, 2023 and December 31, 2022, were as follows:

	September 30, 2023
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life
Intangibles subject to amortization
Customer relationships	$75,219	$(40,954)	$34,265	13.8 years
Product technologies	20,984	(11,281)	9,703	10.1 years
Tradename / trademark	1,263	(926)	337	9.4 years
Core technologies	947	(947)	—	10.0 years
	$98,413	$(54,108)	$44,305	12.9 years

	December 31, 2022
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life

Customer relationships	$77,370	$(34,653)	$42,717	13.8 years
Product technologies	21,309	(9,207)	12,102	10.2 years
Tradename / trademark	1,263	(827)	436	9.4 years
Core technologies	947	(947)	—	10.0 years
	$100,889	$(45,634)	$55,255	13.0 years

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Amortization expense for the three months ended September 30, 2023 and 2022, was $3,061 and $3,683, respectively, and for the nine months ended September 30, 2023 and 2022 was $9,560 and $11,740. Future amortization expense for other intangible assets as of September 30, 2023 is as follows:

Years Ending December 31,	Amortization Expense
2023 (excluding the nine months ended September 30, 2023)	$3,053
2024	10,520
2025	8,548
2026	6,536
2027	4,687
2028	3,342
Thereafter	7,619
$44,305

NOTE 5. ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Accrued liabilities as of September 30, 2023 and December 31, 2022, were as follows:

	September 30, 2023	December 31, 2022

Accrued payroll and related items	$4,498	$5,363
Accrued bonus	1,096	1,006
Accrued warranty	1,377	1,465
Current lease liabilities	3,179	2,836
Accrued commissions	1,133	343
Contingent consideration liabilities	—	1,595
Accrued excise tax	616	977
Other	10,536	11,585
	$22,435	$25,170

Other long-term liabilities as of September 30, 2023 and December 31, 2022, were as follows:

	September 30, 2023	December 31, 2022

Long-term lease liability	$13,682	$12,825
Deferred stock consideration for business acquisition	—	2,127
Other	798	902
	$14,480	$15,854

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 6. LONG-TERM DEBT

Long-term debt as of September 30, 2023 and December 31, 2022, was as follows:

	September 30, 2023	December 31, 2022

Revolving credit facility (a)	$10,380	$18,049
Other debt (b)	66	1,134
Term loan (c)	112,500	120,311
Debt issuance costs	(303)	(460)
	122,643	139,034
Less current portion	(12,566)	(11,952)
	$110,077	$127,082

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

All obligations under the Restated Credit Agreement are secured by our subsidiary equity interests, as well as accounts receivable, inventory, intellectual property and certain other assets owned by the Company. The Restated Credit Agreement contains restrictions on the Company’s ability to pay dividends or make distributions or other restricted payments if certain conditions in the Restated Credit Agreement are not fulfilled. The Restated Credit Agreement also includes other customary affirmative and negative covenants, including financial covenants relating to the Company’s consolidated total leverage ratio and fixed charge coverage ratio. The Company was in compliance with the debt covenants set forth in the Credit Agreement as of September 30, 2023.

(a)	As of September 30, 2023, the Company had drawn $10,380 on the revolving loan, with a maturity date of April 18, 2027. Approximately $17,000 in additional funds were available to borrow on the revolving loan at September 30, 2023, while maintaining compliance with the consolidated total leverage ratio per the Restated Credit Agreement of 3.75 to 1. The Company pays interest monthly on any borrowings on the Restated Credit Agreement. As of September 30, 2023 and December 31, 2022, the rates were approximately 7.7% and 6.3%, respectively.
(b)	Foreign subsidiaries of the Company had a revolving credit facility, which matured on March 31, 2023, and term debt with financial institutions, which mature between November 16, 2023 and August 8, 2024. The foreign subsidiaries paid interest monthly on any borrowings on the credit facility as well as monthly payments on the term debt. As of September 30, 2023, the interest rates ranged between approximately 3.1% and 3.2% and as of December 31, 2022, the interest rates ranged between approximately 1.3% and 4.0%. The credit facility was secured by certain assets of the foreign subsidiaries. The revolving credit facility was settled and closed as of March 31, 2023 and had no amounts outstanding.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

(c)	The Company is required to repay the term loan through quarterly payments of $1,563 each beginning with June 30, 2022, increasing to $3,125 each beginning with June 30, 2023, and any remaining obligations will be repaid in full on the maturity date of the Restated Credit Agreement of April 18, 2027. The Company pays interest monthly on any borrowings on the Restated Credit Agreement. As of September 30, 2023 and December 31, 2022, the rates were approximately 7.7% and 6.3%, respectively.

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

At September 30, 2023, the Company’s derivative contracts had remaining maturities of less than one year. The counterparties to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure of the Company’s credit risk to the counterparties is generally limited to the aggregate unrealized loss of all contracts with that counterparty. As of September 30, 2023, there was no such exposure to the counterparties. The Company’s exposure of counterparty credit risk is limited to the aggregate unrealized gain of $730 on all contracts as of September 30, 2023. The Company’s derivative counterparties have strong credit ratings and as a result, the Company does not require collateral to facilitate transactions.

The Company held the following contracts designated as hedging instruments as of September 30, 2023 and December 31, 2022:

September 30, 2023
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	$5,656	February 2024
Foreign exchange contracts - Euros	€ 15,944	February 2024

December 31, 2022
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	$2,807	February 2023
Foreign exchange contracts - Euros	€ 20,760	February 2024

For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive loss and reclassified to sales in the period the underlying hedged transaction is recognized in earnings. Gains of $226 and $1,218 were reclassified to sales during the three months ended September 30, 2023 and 2022, respectively, and $167 and $2,081 were reclassified to sales during the nine months ended September 30, 2023 and 2022, respectively.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The following table presents the balance sheet classification and fair value of derivative instruments as of September 30, 2023 and December 31, 2022:

	Classification	September 30, 2023	December 31, 2022

Derivative instruments in asset positions:
Designated forward exchange contracts	Prepaid and other current assets	$730	$357

Derivative instruments in liability positions:
Designated forward exchange contracts	Other long-term liabilities	$—	$6

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss (“AOCI”) primarily consists of foreign currency translation adjustments and changes in our forward foreign exchange contracts. The following table sets forth the changes in AOCI, net of tax, for the three months ended September 30, 2023:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of June 30, 2023	$(20,038)	$(111)	$(20,149)
Other comprehensive (loss) income before reclassifications	(3,539)	576	(2,963)
Amounts reclassified from other comprehensive loss	—	(175)	(175)
Net current period other comprehensive (loss) income	(3,539)	401	(3,138)
Balance as of September 30, 2023	$(23,577)	$290	$(23,287)

The following table sets forth the changes in AOCI, net of tax, for the three months ended September 30, 2022:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of June 30, 2022	$(16,796)	$899	$(15,897)
Other comprehensive (loss) income before reclassifications	(11,386)	1,203	(10,183)
Amounts reclassified from other comprehensive income	—	(935)	(935)
Net current period other comprehensive (loss) income	(11,386)	268	(11,118)
Balance as of September 30, 2022	$(28,182)	$1,167	$(27,015)

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The following table sets forth the changes in AOCI, net of tax, for the nine months ended September 30, 2023:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2022	$(17,628)	$(57)	$(17,685)
Other comprehensive (loss) income before reclassifications	(5,949)	476	(5,473)
Amounts reclassified from other comprehensive loss	—	(129)	(129)
Net current period other comprehensive (loss) income	(5,949)	347	(5,602)
Balance as of September 30, 2023	$(23,577)	$290	$(23,287)

The following table sets forth the changes in AOCI, net of tax, for the nine months ended September 30, 2022:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2021	$(5,241)	$191	$(5,050)
Other comprehensive (loss) income before reclassifications	(22,941)	2,574	(20,367)
Amounts reclassified from other comprehensive loss	—	(1,598)	(1,598)
Net current period other comprehensive (loss) income	(22,941)	976	(21,965)
Balance as of September 30, 2022	$(28,182)	$1,167	$(27,015)

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The effects on net income of amounts reclassified from unrealized gains (losses) on cash flow hedges for foreign exchange contracts for the three and nine months ended September 30, 2023 and 2022, were as follows:

	Gains reclassified from AOCI to the Consolidated Statements of Comprehensive Loss
Affected line item in the Consolidated	Three Months Ended		Nine Months Ended
Statements of Comprehensive Loss	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Foreign exchange contracts:
Sales	$226	$1,218	$167	$2,081
Less: Income tax expense	51	283	38	483
Amount reclassified, net of tax	$175	$935	$129	$1,598

Total reclassifications from AOCI	$175	$935	$129	$1,598

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

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Items Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023
	Level 1	Level 2	Level 3	Total

Assets
Designated forward exchange contracts	$—	$730	$—	$730
	$—	$730	$—	$730

Liabilities
Designated forward exchange contracts	$—	$—	$—	$—
	$—	$—	$—	$—

	December 31, 2022
	Level 1	Level 2	Level 3	Total

Assets
Designated forward exchange contracts	$—	$357	$—	$357
	$—	$357	$—	$357

Liabilities
Designated forward exchange contracts	$—	$6	$—	$6
Contingent consideration liabilities	$—	$—	$1,595	$1,595
	$—	$6	$1,595	$1,601

Derivative financial instruments are recorded at fair value based on current market pricing models. No nonrecurring fair value measurements existed at September 30, 2023 and December 31, 2022.

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

The following table summarizes the changes in contingent consideration liabilities:

MAXTRAX

Balance at December 31, 2022	$1,595
Fair value adjustments	(1,565)
Contingent consideration payments	—
Impact of foreign currency exchange rates	(30)
Balance at September 30, 2023	$—

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

NOTE 10. STOCKHOLDERS’ EQUITY

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis. The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. On November 3, 2023, the Company announced that its Board of Directors approved the payment on November 24, 2023 of the Quarterly Cash Dividend of $0.025 to the record holders of shares of the Company’s common stock as of the close of business on November 14, 2023.

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

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Weighted average shares outstanding - basic	37,470	37,369	37,267	37,256
Effect of dilutive stock awards	—	2,061	—	2,246
Effect of dilutive deferred stock consideration for business acquisition	—	150	—	192
Weighted average shares outstanding - diluted	37,470	39,580	37,267	39,694

Net (loss) income per share:
Basic	$(0.03)	$0.07	$(0.05)	$0.32
Diluted	(0.03)	0.07	(0.05)	0.30

For the three months ended September 30, 2023 and 2022, equity awards of 4,922 and 1,713, respectively, and for the nine months ended September 30, 2023 and 2022, equity awards of 5,613 and 1,560, respectively, were excluded from the calculation of earnings (loss) per share for these periods as they were anti-dilutive.

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

Options Granted:

During the nine months ended September 30, 2023, the Company issued stock options for an aggregate of 75 shares under the 2015 Plan to directors of the Company. All 75 options vest and become exercisable over a period of one year. All of the issued stock options expire ten years from the date of the grant.

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Options Granted During the Nine Months Ended September 30, 2023

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

The grant date fair value of the stock options granted during the nine months ended September 30, 2023 was $186, which will be recognized over the vesting period of the options.

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

The total non-cash stock compensation expense related to restricted stock, stock options and stock awards recorded by the Company for the three months ended September 30, 2023 and 2022 was $1,168 and $2,220, respectively, and for the nine months ended September 30, 2023 and 2022 was $4,037 and $9,142, respectively. For the three and nine months ended September 30, 2023 and 2022, the majority of stock-based compensation costs were classified as selling, general and administrative expenses.

As of September 30, 2023, there were 388 unvested stock options and unrecognized compensation cost of $1,517 related to unvested stock options, as well as 1,617 unvested restricted stock awards and unrecognized compensation costs of $8,033 related to unvested restricted stock awards.

NOTE 13. RESTRUCTURING

From time to time, the Company incurs expenses to facilitate long-term sustainable growth through cost reduction actions, consisting of employee reductions, facility rationalization and contract termination costs. These costs include severance costs, exit costs and other restructuring costs and are included in Restructuring charges in the Condensed Consolidated Statements of Comprehensive Loss. Severance costs primarily consist of severance benefits through payroll continuation, conditional separation costs and employer tax liabilities, while exit costs primarily consist of lease exit and contract termination costs. Other costs consisted primarily of costs related to the discontinuance of certain product lines and were distinguishable and directly attributable to the Company’s restructuring initiative and not a result of external market factors associated with the ongoing business.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Pre-tax restructuring charges by segment for the three months ended September 30, 2023 were as follows:

	Three Months Ended September 30, 2023
	Outdoor	Precision Sport	Adventure	Corporate	Total
Employee termination benefits	$392	$23	$93	$-	$508
Exit costs	21	-	-	-	21
Other costs	570	-	-	-	570
Total restructuring charges	$983	$23	$93	$-	$1,099

Pre-tax restructuring charges by segment for the nine months ended September 30, 2023 were as follows:

	Nine Months Ended September 30, 2023
	Outdoor	Precision Sport	Adventure	Corporate	Total
Employee termination benefits	$526	$23	$267	$163	$979
Exit costs	86	-	-	-	86
Other costs	770	-	-	-	770
Total restructuring charges	$1,382	$23	$267	$163	$1,835

There were no significant accruals recorded as of September 30, 2023 related to the Company’s restructuring initiatives.

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

The Company is involved in various legal disputes and other legal proceedings that arise from time to time in the ordinary course of business. Anticipated costs related to litigation matters are accrued when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Based on currently available information, the Company does not believe that it is reasonably possible that the disposition of any of the legal disputes the Company or its subsidiaries is currently involved in will have a material adverse effect upon the Company’s consolidated financial condition, results of operations or cash flows, except for the U.S. Consumer Product Safety Commission (“CPSC”) matter discussed below. There is a reasonable possibility of loss from contingencies in excess of the amounts accrued by the Company in the accompanying condensed consolidated balance sheets; however, the actual amounts of such possible losses cannot currently be reasonably estimated by the Company at this time. It is possible that, as additional information becomes available, the impact on the Company could have a material effect. See Part II, Item 1. “Legal Proceedings.” and Part II, Item 1A. “Risk Factors.”

By letter dated October 12, 2023, Black Diamond Equipment, Ltd. (“BDEL”) was notified by the CPSC that the agency staff concluded the Company failed to timely meet its statutory reporting obligations under the Consumer Product Safety Act with respect to certain models of BDEL’s avalanche transceivers switching unexpectedly out of “send” mode, that we made a material misrepresentation in a report to the CPSC, and that the agency staff intends to recommend that the CPSC impose substantial civil monetary penalties. We disagree with the agency staff and intend to submit a comprehensive refutation of its findings and conclusions in addition to discussing the amount of a potential penalty; however, the CPSC may ultimately disagree with us, and we cannot assure on what terms this matter will be resolved.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Based on currently available information, the Company cannot estimate the amount of the loss (or range of loss) in connection with this matter. We believe it is reasonably possible that a change in our ability to estimate the amount of loss could occur in the near term and that the change in the estimate could be material. In addition, as this matter is ongoing, the Company is currently unable to predict its duration, resources required or outcome, or the impact it may have on the Company’s liquidity, financial condition, results of operations and/or cash flows. A penalty imposed by the CPSC or other regulators could be costly to us and could damage our business and reputation as well as have a material adverse effect on the Company’s compliance with the covenants contained in the Company’s Restated Credit Agreement, liquidity, stock price, consolidated financial position, results of operations and/or cash flows.

NOTE 15. INCOME TAXES

The Company’s U.S. federal statutory tax rate of 21% and its foreign operations have statutory tax rates of approximately 24% in Austria, 28% in New Zealand, and 30% in Australia.

The difference between the Company’s estimated effective tax rate benefit of 13.9% for the three months ended September 30, 2023, and the U.S. federal statutory tax rate of 21% was primarily due to the impact of stock compensation, research and experimentation expenditures and credits, transaction costs, and discrete stock option shortfalls in the third quarter of 2023.

The difference between the Company’s estimated effective tax rate benefit of 23.9% for the nine months ended September 30, 2023, and the U.S. federal statutory tax rate of 21% was primarily due to the impact of stock compensation, research and experimentation expenditures and credits, and discrete stock option shortfalls in the first three quarters of 2023.

As of December 31, 2022, the Company’s gross deferred tax asset was $32,972. The Company has recorded a valuation allowance of $3,323, resulting in a net deferred tax asset of $29,649, before deferred tax liabilities of $30,243. The Company has provided a valuation allowance against a portion of the deferred tax assets as of September 30, 2023 and December 31, 2022, because the ultimate realization of those assets did not meet the more-likely-than-not criteria. The majority of the Company’s deferred tax assets consist of net operating loss carryforwards (“NOLs”) for federal tax purposes. If a change in control were to occur, these could be limited under Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended.

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

As of September 30, 2023, the Company had NOLs and research and experimentation credit for U.S. federal income tax purposes of $18,908 and $2,629, respectively. The Company believes its U.S. Federal NOLs will substantially offset its future U.S. Federal income taxes until expiration.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOLs available to offset taxable income, subject to compliance with Section 382 of the Code, begin to expire based upon the following schedule:

Net Operating Loss Carryforward Expiration Dates
September 30, 2023

Expiration Dates December 31,	Net Operating Loss Amount
2023	$3,095
2024	3,566
2025	1,708
2026 and beyond	10,539
Total	$18,908

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Financial information for our segments, as well as revenue by geography, which the Company believes provides a meaningful depiction how the nature, timing and uncertainty of revenue are affected by economic factors, is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Sales to external customers:
Outdoor
Domestic sales	$26,957	$27,446	$70,391	$80,368
International sales	34,119	35,430	83,527	86,634
Total Outdoor	61,076	62,876	153,918	167,002
Precision Sport
Domestic sales	13,729	24,612	55,179	79,248
International sales	5,044	9,595	16,491	23,264
Total Precision Sport	18,773	34,207	71,670	102,512
Adventure
Domestic sales	3,466	3,482	10,154	22,304
International sales	16,760	15,150	45,445	52,106
Total Adventure	20,226	18,632	55,599	74,410
Total sales to external customers	100,075	115,715	281,187	343,924
Segment operating income:
Outdoor	1,581	5,853	1,847	9,212
Precision Sport	5,450	9,936	17,938	33,951
Adventure	(26)	(3,736)	(1,677)	(968)
Total segment operating income	7,005	12,053	18,108	42,195
Restructuring charges	(1,099)	—	(1,835)	—
Transaction costs	(842)	(858)	(975)	(2,880)
Contingent consideration benefit (expense)	—	(104)	1,565	(493)
Corporate and other expenses	(3,690)	(6,207)	(10,728)	(19,444)
Interest expense, net	(2,842)	(2,216)	(8,445)	(5,060)
(Loss) income before income tax	$(1,468)	$2,668	$(2,310)	$14,318

There were no intercompany sales between the Outdoor, Precision Sport, and Adventure segments for the periods presented.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Total assets by segment, as of September 30, 2023 and December 31, 2022, were as follows:

	September 30, 2023	December 31, 2022

Outdoor	$173,827	$175,820
Precision Sport	139,443	144,224
Adventure	167,828	181,867
Corporate	16,128	16,234
	$497,226	$518,145

Capital expenditures, depreciation and amortization by segment is as follows.

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Capital expenditures:
Outdoor	$345	$184	$1,123	$2,509
Precision Sport	408	1,024	1,814	2,246
Adventure	490	936	1,558	1,461
Total capital expenditures	$1,243	$2,144	$4,495	$6,216
Depreciation:
Outdoor	$720	$794	$2,133	$2,440
Precision Sport	898	818	2,611	2,411
Adventure	325	479	931	949
Total depreciation	$1,943	$2,091	$5,675	$5,800
Amortization:
Outdoor	$258	$248	$772	$753
Precision Sport	508	692	1,525	2,077
Adventure	2,295	2,743	7,263	8,910
Total amortization	$3,061	$3,683	$9,560	$11,740

NOTE 17. SUBSEQUENT EVENT

TRED Acquisition

On September 13, 2023, Clarus, through Oscar Aluminium Pty Ltd (“Oscar Aluminium”), an indirect wholly-owned Australian subsidiary of the Company, entered into a Share Purchase Agreement (the “TRED Purchase Agreement”) by and among the Oscar Aluminium, Clarus, and Venlo Holdings Pty Ltd (the “Seller”) to acquire Australian-based TRED Outdoors Pty Ltd. (“TRED”). On October 9, 2023, the transaction contemplated by the TRED Purchase Agreement was consummated. All United States dollar amounts contained herein are based on the exchange rates in effect for Australian dollars ($AUD) and the market value of the Company’s common stock at the time of closing of the acquisition of TRED (the “TRED Acquisition”).

Under the terms of the TRED Purchase Agreement, Oscar Aluminium acquired TRED for an aggregate purchase price of approximately $AUD 11,765 (approximately $7,500), subject to a post-closing adjustment. The purchase price consideration was comprised of approximately $AUD 9,000 (approximately $5,740) cash, and approximately 179 shares of the Company’s common stock. The TRED Purchase Agreement also provides for the payment of additional contingent consideration of up to approximately $AUD 1,000 (approximately $640) cash upon the satisfaction of certain net sales

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

targets. The shares of the Company’s common stock issued to the Seller are subject to a lock-up agreement restricting sales for 90 days from the closing of the TRED Acquisition.

Based upon the timing of the TRED Acquisition, the initial accounting is not yet complete as the Company gathers additional information related to the assets acquired and liabilities assumed. The Company is in the process of obtaining third-party valuations of certain intangible assets. The preliminary application of acquisition accounting to the assets acquired and liabilities assumed, as well as the results of operations of TRED, will first be reflected in the Company's consolidated financial results as of the year ended December 31, 2023. The operating results of TRED are expected to be included within the Adventure segment. Acquisition-related costs for the TRED Acquisition, which were included in transaction costs during the three and nine months ended September 30, 2023, were $360.

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

Potential risks and uncertainties that could cause the actual results of operations or financial condition of the Company to differ materially from those expressed or implied by forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, the overall level of consumer demand on our products; general economic conditions and other factors affecting consumer confidence, preferences, and behavior, including, without limitation, the impact of inflation; disruption and volatility in the global currency, capital and credit markets; the financial strength of the Company’s customers; the Company’s ability to implement its business strategy; the ability of the Company to execute and integrate acquisitions; changes in governmental regulation, legislation or public opinion relating to the manufacture and sale of bullets and ammunition, and the possession and use of firearms and ammunition by our customers; the Company’s exposure to product liability or product warranty claims and other loss contingencies, including, without limitation, recalls and liability claims relating to our avalanche beacon transceivers; disruptions and other impacts to the Company’s business, as a result of an outbreak of disease or similar public health threat, such as the COVID-19 global pandemic, and government actions and restrictive measures implemented in response; stability of the Company’s manufacturing facilities and suppliers, as well as consumer demand for our products, in light of disease epidemics and health-related concerns such as the COVID-19 global pandemic; the impact that global climate change trends may have on the Company and its suppliers and customers, increased focus on sustainability issues as a result of global climate change; regulatory or market responses to global climate change; the Company’s ability to protect patents, trademarks and other intellectual property rights; any breaches of, or interruptions in, our information systems; the ability of our information technology systems or information security systems to operate effectively, including as a result of security breaches, viruses, hackers, malware, natural disasters, vendor business interruptions or other causes; our ability to properly maintain, protect, repair or upgrade our information technology systems or information security systems, or problems with our transitioning to upgraded or replacement systems; the impact of adverse publicity about the Company and/or its brands and products, including without limitation, through social media or in connection with brand damaging events and/or public perception; the potential impact of the Consumer Products Safety Commission’s investigation related to the Company’s reporting obligations under the Consumer Product Safety Act in connection with the Company’s recall of certain models of its avalanche transceivers on our business, results of operations, and financial condition; fluctuations in the price, availability and quality of raw materials and contracted products as well as foreign currency fluctuations; ongoing disruptions and delays in the shipping and transportation of our products due to port congestion, container ship availability and/or other logistical challenges; the impact of political unrest, natural disasters or other crises, terrorist acts, acts of war and/or military operations; our ability to utilize our net operating loss carryforwards; changes in tax laws and liabilities, tariffs, legal, regulatory, political and economic risks; the Company’s ability to maintain a quarterly dividend; any material differences in the actual financial results of the Company’s past and future acquisitions, including the impact of acquisitions and any recognition of impairment or other charges relating to any such acquisitions on the Company’s future earnings per share; the Company’s potential responses to the non-binding indication of interest received from Warren B. Kanders, the Company’s Executive Chairman, to acquire the Company’s Precision Sport segment (the “Precision Sport Proposal”), the exploration of strategic alternatives by the Company in response to the Precision Sport Proposal, and the potential impact of the Precision Sport Proposal on our business, results of operations, and financial condition. More information on potential factors that could affect the Company’s financial results is included from time to time in the Company’s public reports filed with the Securities and Exchange Commission, including the Company’s Annual Report

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to the Company as of the date of this Quarterly Report on Form 10-Q, and speak only as of the date hereof. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

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

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

annualized basis. The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. On November 3, 2023, the Company announced that its Board of Directors approved the payment on November 24, 2023 of the Quarterly Cash Dividend of $0.025 to the record holders of shares of the Company’s common stock as of the close of business on November 14, 2023.

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

None

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Results of Operations

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

The following presents a discussion of operations for the three months ended September 30, 2023, compared with the three months ended September 30, 2022.

	Three Months Ended
	September 30, 2023	September 30, 2022

Sales
Domestic sales	$44,152	$55,540
International sales	55,923	60,175
Total sales	100,075	115,715

Cost of goods sold	64,527	76,291
Gross profit	35,548	39,424

Operating expenses
Selling, general and administrative	31,790	32,340
Restructuring charges	1,099	-
Transaction costs	842	858
Contingent consideration expense	-	104

Total operating expenses	33,731	33,302

Operating income	1,817	6,122

Other expense
Interest expense, net	(2,842)	(2,216)
Other, net	(443)	(1,238)

Total other expense, net	(3,285)	(3,454)

(Loss) income before income tax	(1,468)	2,668
Income tax benefit	(204)	(83)
Net (loss) income	$(1,264)	$2,751

Sales

Total sales decreased $15,640, or 13.5%, to $100,075 during the three months ended September 30, 2023, compared to total sales of $115,715 during the three months ended September 30, 2022. The decrease in sales was primarily attributable to a decrease in sales at the Precision Sport and Outdoor segments of $15,434 and $1,800, respectively, partially offset by an increase in sales at the Adventure segment of $1,594.

Sales in the Adventure segment were reduced by $709 due to foreign exchange impact from the strengthening of the U.S. dollar against the Australian dollar during the three months ended September 30, 2023, compared to the prior period. Sales in the Outdoor segment were increased by $302 due to foreign exchange impact from the weakening of the U.S. dollar primarily against the euro during the three months ended September 30, 2023, compared to the prior period. Sales in the Outdoor segment decreased due to continued weakness at key North American retail accounts, compounded by weakness

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

in the European and international markets. This weakness was partially offset by growth in the direct-to-consumer channel. Sales in the Precision Sport segment decreased due to challenging market conditions, primarily as a result of significantly lower ammunition sales, as well as decreases in OEM and component product sales. Sales in the Adventure segment increased primarily due to higher OEM sales in the Australian market.

Domestic sales decreased $11,388, or 20.5%, to $44,152 during the three months ended September 30, 2023, compared to domestic sales of $55,540 during the three months ended September 30, 2022. The decrease in sales was primarily attributable to a decrease in sales at the Precision Sport, Outdoor, and Adventure segments of $10,883, $489, and $16, respectively.

International sales decreased $4,252, or 7.1%, to $55,923 during the three months ended September 30, 2023, compared to international sales of $60,175 during the three months ended September 30, 2022. The decrease in sales was primarily attributable to a decrease in sales at the Precision Sport and Outdoor segments of $4,551 and $1,311, respectively, partially offset by an increase in sales at the Adventure segment of $1,610.

Cost of Goods Sold

Cost of goods sold decreased $11,764, or 15.4%, to $64,527 during the three months ended September 30, 2023, compared to cost of goods sold of $76,291 during the three months ended September 30, 2022. The decrease in cost of goods sold was primarily attributable to a decrease in the number of units sold.

Gross Profit

Gross profit decreased $3,876, or 9.8%, to $35,548 during the three months ended September 30, 2023, compared to gross profit of $39,424 during the three months ended September 30, 2022. Gross margin was 35.5% during the three months ended September 30, 2023, compared to a gross margin of 34.1% during the three months ended September 30, 2022. Gross margin during the three months ended September 30, 2023, increased compared to the prior year due to changes in channel and product mix of 0.8% and favorable variances, primarily related to easing freight costs, of 0.9%. These increases were partially offset by unfavorable foreign currency exchange movement of 0.3%.

Selling, General and Administrative

Selling, general, and administrative expenses decreased $550, or 1.7%, to $31,790 during the three months ended September 30, 2023, compared to selling, general and administrative expenses of $32,340 during the three months ended September 30, 2022. The decrease is primarily due to a decrease in stock compensation of $1,052, lower intangible amortization expense, and lower sales commissions during the three months ended September 30, 2023, compared to the prior year. The decrease was partially offset by investment in e-com initiatives in the Outdoor segment and higher legal costs.

Restructuring Charges

Restructuring charges increased to $1,099 during the three months ended September 30, 2023, compared to restructuring charges of $0 during the three months ended September 30, 2022, which consisted of severance costs, exit costs, and other costs related to the Company’s restructuring initiatives.

Transaction Costs

Transaction costs decreased to $842 during the three months ended September 30, 2023, compared to transaction costs of $858 during the three months ended September 30, 2022. The 2023 transaction costs related to the TRED Outdoor acquisition and costs related to the ongoing process undertaken by the Special Committee of the Board of Directors in connection with its evaluation of the potential sale of the Precision Sport segment.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Contingent Consideration Expense

Contingent consideration expense decreased to $0 during the three months ended September 30, 2023, compared to a contingent consideration expense of $104 during the three months ended September 30, 2022, which consisted of changes in the estimated fair value of contingent consideration liabilities associated with our acquisition of MAXTRAX in 2021.

Interest Expense, net

Interest expense, net increased to $2,842 during the three months ended September 30, 2023, compared to interest expense, net of $2,216 during the three months ended September 30, 2022. The increase in interest expense recognized during the three months ended September 30, 2023 was primarily associated with the increase in interest rates during the period compared to the prior year.

Other, net

Other, net, changed by $795, or 64.2%, to ($443) during the three months ended September 30, 2023, compared to other, net of ($1,238) during the three months ended September 30, 2022. The change in other, net, was primarily attributable to a decrease in remeasurement losses recognized on the Company’s foreign denominated accounts receivable and accounts payable and changes in mark-to-market adjustments on non-hedged foreign currency contracts during the three months ended September 30, 2023.

Income Taxes

Income tax benefit changed by $121, or 145.8%, to $204 during the three months ended September 30, 2023, compared to a benefit of $83 during the same period in 2022. Our effective income tax rate was a benefit of 13.9% for the three months ended September 30, 2023, and differed compared to the statutory tax rates primarily due to the impact of stock compensation, research and experimentation expenditures and credits, transaction costs, and discrete stock option shortfalls. For the three months ended September 30, 2022, our effective income tax rate was a benefit of 3.1% and differed compared to the statutory tax rates due to the impact of discrete stock option windfall benefits.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

The following presents a discussion of operations for the nine months ended September 30, 2023, compared with the nine months ended September 30, 2022.

	Nine Months Ended
	September 30, 2023	September 30, 2022

Sales
Domestic sales	$135,724	$181,920
International sales	145,463	162,004
Total sales	281,187	343,924

Cost of goods sold	178,864	216,566
Gross profit	102,323	127,358

Operating expenses
Selling, general and administrative	94,809	101,959
Restructuring charges	1,835	-
Transaction costs	975	2,880
Contingent consideration (benefit) expense	(1,565)	493

Total operating expenses	96,054	105,332

Operating income	6,269	22,026

Other expense
Interest expense, net	(8,445)	(5,060)
Other, net	(134)	(2,648)

Total other expense, net	(8,579)	(7,708)

(Loss) income before income tax	(2,310)	14,318
Income tax (benefit) expense	(553)	2,494
Net (loss) income	$(1,757)	$11,824

Sales

Total sales decreased $62,737, or 18.2%, to $281,187 during the nine months ended September 30, 2023, compared to total sales of $343,924 during the nine months ended September 30, 2022. The decrease in sales was primarily attributable to a decrease in sales at the Precision Sport, Adventure, and Outdoor segments of $30,842, $18,811, and $13,084, respectively.

Sales in the Adventure and Outdoor segments were reduced by $2,593 and $1,630, respectively, due to foreign exchange impact from the strengthening of the U.S. dollar against foreign currencies during the nine months ended September 30, 2023, compared to the prior period. Sales in the Outdoor segment decreased due to continued weakness at key North American retail accounts, compounded by weakness in the European market. This weakness was partially offset by growth in the direct-to-consumer channel. Sales in the Precision Sport segment decreased due to challenging market conditions, primarily as a result of significantly lower ammunition sales, as well as decreases in OEM and component product sales.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Sales in the Adventure segment decreased due to lower demand from our wholesale partners in both Australia and the United States.

Domestic sales decreased $46,196, or 25.4%, to $135,724 during the nine months ended September 30, 2023, compared to domestic sales of $181,920 during the nine months ended September 30, 2022. The decrease in sales was primarily attributable to a decrease in sales at the Precision Sport, Adventure, and Outdoor segments of $24,069, $12,150, and $9,977, respectively.

International sales decreased $16,541, or 10.2%, to $145,463 during the nine months ended September 30, 2023, compared to international sales of $162,004 during the nine months ended September 30, 2022. The decrease in sales was primarily attributable to a decrease in sales at the Precision Sport, Adventure, and Outdoor segments of $6,773, $6,661, and $3,107, respectively.

Cost of Goods Sold

Cost of goods sold decreased $37,702, or 17.4%, to $178,864 during the nine months ended September 30, 2023, compared to cost of goods sold of $216,566 during the nine months ended September 30, 2022. The decrease in cost of goods sold was primarily attributable to a decrease in the number of units sold.

Gross Profit

Gross profit decreased $25,035, or 19.7%, to $102,323 during the nine months ended September 30, 2023, compared to gross profit of $127,358 during the nine months ended September 30, 2022. Gross margin was 36.4% during the nine months ended September 30, 2023, compared to a gross margin of 37.0% during the nine months ended September 30, 2022. Gross margin during the nine months ended September 30, 2023, decreased compared to the prior year due to changes in channel and product mix of 1.1% and unfavorable foreign currency exchange movement of 0.9%. Channel and product mix were primarily impacted by discounting of ammunition in the Precision Sport segment, as well as promotional pricing in the Outdoor segment, which negatively impacted gross margin. These decreases were partially offset by favorable variances, primarily related to easing freight costs, of 1.4%.

Selling, General and Administrative

Selling, general, and administrative expenses decreased $7,150, or 7.0%, to $94,809 during the nine months ended September 30, 2023, compared to selling, general and administrative expenses of $101,959 during the nine months ended September 30, 2022. The decrease is primarily due to a decrease in stock compensation of $5,106 during the nine months ended September 30, 2023, compared to the prior year. The decrease was also driven by expense reduction initiatives to offset challenging market conditions, lower intangible amortization expense, and lower sales commissions due to decreased revenue. The decrease was partially offset by higher investment in e-com initiatives in the Outdoor segment and higher legal costs.

Restructuring Charges

Restructuring charges increased to $1,835 during the nine months ended September 30, 2023, compared to restructuring charges of $0 during the nine months ended September 30, 2022, which consisted of severance costs, exit costs, and other costs related to the Company’s restructuring initiatives.

Transaction Costs

Transaction costs decreased to $975 during the nine months ended September 30, 2023, compared to transaction costs of $2,880 during the nine months ended September 30, 2022. The 2023 transaction costs related to the TRED Outdoor

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

acquisition and costs related to the ongoing process undertaken by the Special Committee of the Board of Directors in connection with its evaluation of the potential sale of the Precision Sport segment.

Contingent Consideration (Benefit) Expense

Contingent consideration changed to a benefit of $1,565 during the nine months ended September 30, 2023, compared to $493 contingent consideration expense during the nine months ended September 30, 2022, which consisted of changes in the estimated fair value of contingent consideration liabilities associated with our acquisition of MAXTRAX in 2021.

Interest Expense, net

Interest expense, net increased to $8,445 during the nine months ended September 30, 2023, compared to interest expense, net of $5,060 during the nine months ended September 30, 2022. The increase in interest expense recognized during the nine months ended September 30, 2023 was primarily associated with the increase in interest rates during the period compared to the prior year.

Other, net

Other, net, changed by $2,514, or 94.9%, to ($134) during the nine months ended September 30, 2023, compared to other, net of ($2,648) during the nine months ended September 30, 2022. The change in other, net, was primarily attributable to a decrease in remeasurement losses recognized on the Company’s foreign denominated accounts receivable and accounts payable and changes in mark-to-market adjustments on non-hedged foreign currency contracts during the nine months ended September 30, 2023.

Income Taxes

Income tax (benefit) expense changed by $3,047, or 122.2%, to a benefit of $553 during the nine months ended September 30, 2023, compared to income tax expense of $2,494 during the same period in 2022. Our effective income tax rate was a benefit of 23.9% for the nine months ended September 30, 2023, and differed compared to the statutory tax rates primarily due to the impact of stock compensation, research and experimentation expenditures and credits, and discrete stock option shortfalls. For the nine months ended September 30, 2022, our effective income tax rate was 17.4% and differed compared to the statutory tax rates due to the impact of discrete stock option windfall benefits in the third quarter, partially offset by the impact of foreign earnings taxed at applicable statutory rates and permanent book to tax differences related to incentive stock options and officer compensation limitations.

Liquidity and Capital Resources

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Our primary ongoing funding requirements are for working capital, expansion of our operations (both organically and through acquisitions) and general corporate needs, as well as investing activities associated with the various brands. We plan to fund these activities through a combination of our future operating cash flows and borrowings on our revolving credit facility which had approximately $17,000 available to borrow at September 30, 2023, while currently maintaining compliance with the consolidated total leverage ratio per the Restated Credit Agreement of 3.75 to 1. We believe that our liquidity requirements and contractual obligations for at least the next 12 months will be adequately covered by cash provided by operations and our existing revolving credit facility. Additionally, long-term contractual obligations are also currently expected to be funded from cash from operations and availability under our existing credit facilities. For additional information regarding the Company’s existing credit facilities, see the section titled “Credit Agreement” below.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

At September 30, 2023, we had total cash of $8,024, compared to a cash balance of $12,061 at December 31, 2022. At September 30, 2023, the Company had $5,062 of the $8,024 in cash held by foreign entities, of which $3,325 is considered permanently reinvested.

The following presents a discussion of cash flows for the condensed consolidated nine months ended September 30, 2023 compared with the condensed consolidated nine months ended September 30, 2022.

	Nine Months Ended
	September 30, 2023	September 30, 2022

Net cash provided by (used in) operating activities	$17,428	$(17,746)
Net cash used in investing activities	(4,549)	(5,778)
Net cash (used in) provided by financing activities	(16,191)	15,327
Effect of foreign exchange rates on cash	(725)	(903)
Change in cash	(4,037)	(9,100)
Cash, beginning of year	12,061	19,465
Cash, end of period	$8,024	$10,365

Net Cash From Operating Activities

Net cash provided by operating activities was $17,428 during the nine months ended September 30, 2023, compared to net cash used in operating activities of $17,746 during the nine months ended September 30, 2022. The change in net cash provided by (used in) operating activities during 2023 is primarily due to a decrease in cash outflows related to working capital of $60,318, partially offset by a decrease in stock compensation and amortization of other intangible assets, and an increase in contingent consideration benefit during the nine months ended September 30, 2023, compared to the same period in 2022.

Free cash flow, defined as net cash provided by (used in) operating activities less capital expenditures, of $12,933 was generated during the nine months ended September 30, 2023 compared to ($23,962) used during the same period in 2022. The Company believes that the non-GAAP measure, free cash flow, provides an understanding of the capital required by the Company to expand its asset base. A reconciliation of free cash flows to the nearest comparable GAAP financial measure is set forth below:

	Nine Months Ended
	September 30, 2023	September 30, 2022

Net cash provided by (used in) operating activities	$17,428	$(17,746)
Purchase of property and equipment	(4,495)	(6,216)
Free cash flow	$12,933	$(23,962)

Net Cash From Investing Activities

Net cash used in investing activities was $4,549 during the nine months ended September 30, 2023, compared to $5,778 during the nine months ended September 30, 2022. The decrease in cash used during the nine months ended September 30, 2023 is primarily due to a decrease in purchases of property and equipment, compared to the same period in 2022.

Net Cash From Financing Activities

Net cash used in financing activities was $16,191 during the nine months ended September 30, 2023, compared to net cash provided by financing activities of $15,327 during the nine months ended September 30, 2022. The change in net cash

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

(used in) provided by financing activities during the nine months ended September 30, 2023, compared to the same period in 2022 was primarily due to a decrease in net proceeds from the revolving line of credit and term loan, partially offset by a decrease in purchases of treasury stock.

Net Operating Loss

As of September 30, 2023, the Company had net operating loss carryforwards (“NOLs”) and research and experimentation credit for U.S. federal income tax purposes of $18,908 and $2,629, respectively. The Company believes its U.S. Federal NOLs will substantially offset its future U.S. Federal income taxes until expiration. The majority of the Company’s pre-tax income is currently earned and expected to be earned in the U.S., or taxed in the U.S. as Subpart F income and will be offset with the NOLs. The Company has $18,908 of NOLs, of which, $3,095 expire on December 31, 2023. These NOLs are subject to compliance with Section 382 of the Internal Revenue Code of 1986, as amended.

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

Credit Agreement

As of September 30, 2023, the Company had drawn $10,380 on the revolving loan and $112,500 was outstanding under the term loan. Approximately $17,000 in additional funds were available to borrow on the revolving loan at September 30, 2023, while maintaining compliance with the consolidated total leverage ratio per the Restated Credit Agreement (as defined below) of 3.75 to 1. As of September 30, 2023, the interest rates on the revolving loan and term loan commitments were approximately 7.7%. The Company was in compliance with the debt covenants set forth in the Restated Credit Agreement as of September 30, 2023.

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

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

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

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

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

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15I and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of September 30, 2023, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Executive Chairman and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2023, were effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the nine months ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CLARUS CORPORATION

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings

The Company is involved in various legal disputes and other legal proceedings that arise from time to time in the ordinary course of business. Based on currently available information, and except as disclosed herein, the Company does not believe that the existence of any of the legal disputes the Company or its subsidiaries is currently involved in will have a material adverse effect upon the Company’s consolidated financial condition, results of operations or cash flows. It is possible that, as additional information becomes available, the impact on the Company of an adverse determination could have a different effect. See also Part II, Item 1A. “Risk Factors.”.

Litigation

The Company is involved in various lawsuits arising from time to time that the Company considers ordinary routine litigation incidental to its business. Amounts accrued for litigation matters represent the anticipated costs (damages and/or settlement amounts) in connection with pending litigation and claims and related anticipated legal fees and other expenses or costs for defending such actions, which legal fees and expenses or costs are expensed as incurred. The costs are accrued when it is both probable that a liability has been incurred and the amount can be reasonably estimated. The accruals are based upon the Company’s assessment, after consultation with counsel (if deemed appropriate), of probable loss based on the facts and circumstances of each case, the legal issues involved, the nature of the claim made, the nature of the damages sought and any relevant information about the plaintiffs and other significant factors that vary by case. When it is not possible to estimate a specific expected cost to be incurred, the Company evaluates the range of probable loss and records the minimum end of the range. Based on currently available information, and except as disclosed herein, the Company does not believe that it is reasonably possible that the disposition of any of the legal disputes the Company or its subsidiaries is currently involved in will have a material adverse effect upon the Company’s consolidated financial condition, results of operations or cash flows. There is a reasonable possibility of loss from contingencies in excess of the amounts accrued by the Company in the accompanying condensed consolidated balance sheets; however, the actual amounts of such possible losses cannot currently be reasonably estimated by the Company at this time. It is possible that, as additional information becomes available, the impact on the Company could have a different effect.

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

Except as disclosed herein, there are no pending product liability claims and lawsuits of the Company, which the Company believes in the aggregate, will have a material adverse effect on the Company’s business, brand reputation, liquidity, stock price, consolidated financial position, results of operations and/or cash flows. See also Part II, Item 1A. “Risk Factors.”.

U.S. Consumer Product Safety Commission

In January 2021, Black Diamond Equipment, Ltd. (“BDEL”) wrote to the U.S. Consumer Product Safety Commission (“CPSC”) outlining its new cradle solution for certain models of its avalanche beacon transceivers to prevent such transceivers from switching unexpectedly out of “send” mode.  The proposed new cradle solution was designed to improve transceiver safety by locking the transceiver into “send” mode prior to use so that it would not switch unexpectedly out of “send” mode.  BDEL also requested approval for the CPSC Fast-Track Program for a voluntary product recall to implement this cradle solution. The CPSC approved the recall and entered into a Corrective Action Plan agreement with BDEL in March 2021. BDEL received a letter from the CPSC, dated October 28, 2021, stating that the CPSC is investigating

CLARUS CORPORATION

whether BDEL has timely complied with the reporting requirements of Section 15(b) of the Consumer Protection Safety Act and related regulations regarding certain models of avalanche transceivers switching unexpectedly out of “send” mode.

By letter dated October 12, 2023, BDEL was notified by the CPSC that the agency staff has concluded we failed to timely meet our statutory reporting obligations under the Consumer Product Safety Act with respect to certain models of BDEL’s avalanche transceivers switching unexpectedly out of “send” mode, that we made a material misrepresentation in a report to the CPSC, and that the agency staff intends to recommend that the CPSC impose substantial civil monetary penalties. We disagree with the agency staff and intend to submit a comprehensive refutation of its findings and conclusions in addition to discussing the amount of a potential penalty; however, the CPSC may ultimately disagree with us, and we cannot assure on what terms this matter will be resolved. A penalty imposed by the CPSC or other regulators, could be costly to us and could damage our business and reputation as well as have a material adverse effect on the Company’s compliance with the covenants contained in the Company’s Restated Credit Agreement, liquidity, stock price, consolidated financial position, results of operations and/or cash flows.

Separately, on April 21, 2022, BDEL filed a Section 15(b) report and applied for Fast-Track consideration for a voluntary recall, consisting of free repair or replacement of such malfunctioning models of avalanche transceivers, which would switch unexpectedly out of “search” mode due to an electronic malfunction in the reed switch or foil. The CPSC approved the recall and entered into a Corrective Action Plan agreement with BDEL in August 2022. BDEL received a letter from the CPSC, dated January 17, 2023, stating that the CPSC is investigating whether BDEL has timely complied with the reporting requirements of Section 15(b) of the Consumer Protection Safety Act and related regulations regarding the malfunction in the reed switch or foil in certain models of avalanche transceivers switching out of “search” mode. BDEL responded to the CPSC’s investigation by letter dated March 31, 2023, accompanied with documents responsive to the CPSC’s requests. The CPSC has since asked for further clarification and documents, and BDEL sent a responsive letter accompanied by additional documents on June 23, 2023. On September 6, 2023, the CPSC requested further clarification and information regarding the reed switch issue, to which BDEL responded on October 6 and 13, 2023.

ITEM 1A. RISK FACTORS

Below we are providing, in supplemental form, changes to our risk factors from those previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. Our risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 provide additional discussion regarding these supplemental risks and we encourage you to read and carefully consider all of the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, together with the below, for a more complete understanding of the risks and uncertainties material to our business, results of operations and/or financial condition.

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

CLARUS CORPORATION

maintain such insurance on acceptable terms, if at all, in the future or that product liability claims will not exceed the amount of insurance coverage.

As a manufacturer and distributor of consumer products, we are subject to government regulation in the United States and other countries, including, without limitation, the Consumer Products Safety Act, which empowers the CPSC to exclude from the market products that are found to be unsafe or hazardous. Under certain circumstances, the CPSC could require us to repurchase or recall one or more of our products. Additionally, laws regulating certain consumer products exist in some cities and states, as well as in other countries in which we sell our products, and more restrictive laws and regulations may be adopted in the future. Any such recalls or repurchases of our products could be costly to us and could damage our business and reputation as well as have a material adverse effect on the Company’s liquidity, stock price, consolidated financial position, results of operations and/or cash flows. If we are required to remove, or if we voluntarily remove, our products from the market, our reputation could be tarnished and we might have large quantities of finished products that we are unable to sell.

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

Our product liability insurance program is an occurrence-based program based on our current and historical claims experience and the availability and cost of insurance. We carry both general and umbrella liability policies that insure us for product liability claims. The policy has a small retention, which enables us to manage and control our product liability claims. Historically, product liability awards have not exceeded our individual per occurrence self-insured retention. We cannot assure you, however, that our future product liability experience will be consistent with our past experience. Additionally, we do not maintain product recall insurance. We maintain a warranty reserve for estimated future warranty claims, but the actual costs of servicing future warranty claims may exceed the reserve. As a result, product recalls or product liability claims, including, without limitation, recalls and liability claims relating to our avalanche beacon transceivers, could be costly to us and could damage our business and reputation as well as have a material adverse effect on the Company’s liquidity, stock price, consolidated financial position, results of operations and/or cash flows.

Adverse publicity about the Company and/or its brands and products, including without limitation, through social media or in connection with brand damaging events and/or public perception could negatively impact our business and reputation.

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

Negative claims or publicity involving us, our board of directors, our brands, our products, including, without limitation, recalls and liability claims relating to our avalanche beacon transceivers, services and experiences, consumer data, or any of our key employees, endorsers, or suppliers could seriously damage our reputation and the image of our brands, regardless of whether such claims are accurate.

Furthermore, social media, which accelerates and potentially amplifies the scope of negative publicity, can increase the challenges of responding to negative claims. Adverse publicity could also damage our reputation and the image of our brands, undermine consumer confidence in us and reduce long-term demand for our products, even if such adverse publicity is unfounded or not material to our operations. If the reputation, culture or image of any of our brands and products, including, without limitation, recalls and liability claims relating to our avalanche beacon transceivers, is tarnished or if we receive negative publicity, then our sales, financial condition and results of operations could be materially and adversely affected.

CLARUS CORPORATION

From time to time, we have been and may be subject to legal proceedings, regulatory investigations or disputes, and governmental inquiries that could cause us to incur significant expenses, divert our management’s attention, damage our business and reputation as well as have a material adverse effect on the Company’s liquidity, stock price, consolidated financial position, results of operations and/or cash flows.

From time to time, we have been and may be subject to claims, lawsuits, government investigations, and other proceedings involving products liability, competition and antitrust, intellectual property, privacy, consumer protection, securities, tax, labor and employment, commercial disputes, and other matters that could adversely affect our business operations and financial condition.  Injuries sustained by those who use or purchase our products, including, without limitation, our avalanche beacon transceivers, have, and could in the future, subject us to regulatory proceedings and litigation by government agencies and private litigants brought against us, that regardless of their merits, could harm our reputation, divert management’s attention from our operations and result in substantial legal fees and other costs. For example, as disclosed in Part II, Item 1 “Legal Proceedings,” BDEL was notified by the CPSC that the agency staff believes we failed to timely meet our statutory reporting obligations under the Consumer Product Safety Act with respect to certain models of BDEL’s avalanche transceivers switching unexpectedly out of “send” mode, that we made a material misrepresentation in a report to the CPSC, and that the agency staff intends to recommend that the CPSC impose substantial civil monetary penalties. A significant penalty imposed by the CPSC or other regulators, could be costly to us and could damage our business and reputation as well as have a material adverse effect on the Company’s compliance with the covenants contained in the Company’s Restated Credit Agreement, liquidity, stock price, consolidated financial position, results of operations and/or cash flows. Also, we have reporting obligations to safety regulators in all jurisdictions where we sell our products, where reporting may trigger further regulatory investigations.

CLARUS CORPORATION

ITEM 6. EXHIBITS

Exhibit	Description
10.1

Separation Agreement and General Release, dated as of August 31, 2023, between Clarus Corporation and Aaron J. Kuehne (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2023, and incorporated herein by reference).

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

CLARUS CORPORATION
Date: November 7, 2023	By:	/s/ Warren B. Kanders
	Name:	Warren B. Kanders
	Title:	Executive Chairman
(Principal Executive Officer)

Date: November 7, 2023	By:	/s/ Michael J. Yates
	Name:	Michael J. Yates
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)