Form 10-K
period 2023-12-31
Clarus Corp
filed 2024-03-07
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the Registrant at June 30, 2023 was approximately $280.4 million based on $9.14 per share, the closing price of the common stock as quoted on the NASDAQ Global Select Market.

As of March 4, 2024, there were 38,236,268 shares of common stock, par value $0.0001, outstanding.

DOCUMENT INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s 2023 fiscal year end are incorporated by reference into Part III of this Annual Report on Form 10-K.

INDEX

CLARUS CORPORATION

PART I

ITEM 1. BUSINESS

Overview

Headquartered in Salt Lake City, Utah, Clarus Corporation (which may be referred to as the “Company,” “Clarus,” “we,” “our” or “us”) is a global leading designer, developer, manufacturer and distributor of best-in-class outdoor equipment and lifestyle products focused on the outdoor enthusiast markets. Each of our brands has a long history of continuous product innovation for core and everyday users alike. The Company’s products are principally sold globally under the Black Diamond®, Rhino-Rack®, MAXTRAX® and TRED Outdoors® brand names through outdoor specialty and online retailers, our own websites, distributors and original equipment manufacturers. We believe that our portfolio of iconic brands is well-positioned for sustainable, long-term growth underpinned by industry trends across the outdoor and adventure sport end markets.

Our iconic brands are rooted in performance-defining technologies that enable our customers to have their best days outdoors. We have a long history of technical innovation and product development, backed by an extensive patent portfolio that continues to evolve and advance our markets. We focus on enhancing our customers’ performance in the most critical moments. Our commitment to quality, rigorous safety, and ultimately best-in-class design is evidenced by outstanding industry recognition, as we have received numerous product awards across our portfolio of brands.

Each of our brands represents a unique customer value proposition. Supported by six decades of proven innovation, Black Diamond is an established global leader in high-performance, activity-based climbing, skiing, and technical mountain sports equipment. The brand is synonymous with premium performance, safety and reliability. Our previously owned Sierra and Barnes brands have been leading specialty manufacturers of bullets and ammunition for over 50 years. Since 1947, Sierra has been dedicated to manufacturing the highest-quality, most accurate bullets in the world for hunting and sport shooting enthusiasts. Barnes traces its history back to 1932, and since 1989 has manufactured technologically-advanced, lead-free bullets and premium ammunition for hunters, range shooters, military and law enforcement professionals. Founded in 1992, our Rhino-Rack brand is a globally-recognized designer and distributor of highly-engineered automotive roof racks and accessories to enhance the outdoor enthusiast’s overlanding experience. Founded in 2005, our MAXTRAX brand offers high-quality overlanding and off-road vehicle recovery and extraction tracks for the overland and off-road market. Founded in 2012, our TRED brand offers high-quality, reliable outdoor and recovery gear for the offroad, 4x4 automotive touring, camping and caravanning markets.

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

On August 21, 2017, the Company acquired Sierra Bullets, L.L.C. (“Sierra”). On November 6, 2018, the Company acquired the assets of SKINourishment, Inc. (“SKINourishment”). On October 2, 2020, the Company completed the acquisition of certain assets and liabilities constituting the Barnes business. On July 1, 2021, the Company completed the acquisition of Australia-based Rhino-Rack Holdings Pty Ltd (“Rhino-Rack”). On December 1, 2021, the Company completed the acquisition of Australia-based MaxTrax Australia Pty Ltd (“MAXTRAX”). On October 9, 2023, the Company completed the acquisition of Australia-based TRED Outdoors Pty Ltd. (“TRED”).

On February 29, 2024, the Company and Everest/Sapphire Acquisition, LLC, its wholly-owned subsidiary, completed the sale to Bullseye Acquisitions, LLC, an affiliate of JDH Capital Company, of all of the equity associated with the Company’s Precision Sport segment, which is comprised of the Company’s subsidiaries Sierra and Barnes Bullets – Mona, LLC (“Barnes”), pursuant to a Purchase and Sale Agreement dated as of December 29, 2023, by and among, Bullseye Acquisitions, LLC, Everest/Sapphire Acquisition, LLC and the Company (the “Precision Sport Purchase Agreement”). Under the terms of the Precision Sport Purchase Agreement, the Company received net proceeds of approximately $37,871,000 in cash, after payment of certain fees and settlement of the Restated Credit Agreement, for all of the equity associated with the Company’s Precision Sport segment. The activities of the Precision Sport segment have been segregated and reported as discontinued operations for all periods presented. See Note 3 to our consolidated financial statements for financial information regarding discontinued operations.

Market Overview

Our brands participate in the outdoor-oriented lifestyle that has and is expected to benefit from favorable long-term growth trends. The users of our products are loyal outdoor enthusiasts, including climbers, mountaineers, trail runners, skiers, mountain bikers, backpackers and campers, adventure seekers, overlanders and other outdoor-inspired consumers. We believe we have a strong reputation for innovation, style, quality, design, safety and durability in our core product lines, positioning us for sustainable growth amidst the acceleration of our market opportunity. Select factors driving this acceleration include:

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

Growing Demand for SUVs as “Staycations,” Road Trips and Short Breaks Increase in Popularity. Following the emergence of the COVID-19 pandemic, we believe that outdoor participation and the desire for more localized vacation trips experienced an uplift as consumers actively sought activities that conform to local social distancing guidelines, and avoided air and rail travel. We anticipate that the continuing impact of rising energy costs and inflation, along with positive memories consumers have from their previous pandemic “staycations”, will continue this trend of localized travel. In addition, the popularity of pickups and, more recently, their sibling sport utility vehicles (“SUVs”) and crossover utility vehicles (“CUVs”) continues to rise. They are multipurpose vehicles, proving equally functional for daily commutes, heavy jobsite work or recreational and trail activities. Per the 2022 issue of “SEMA Light-Truck Snapshot,” the light-truck segment — which includes pickups, vans, SUVs and CUVs — is forecast to account for 80% of all new passenger vehicle sales by 2028. The demand for vehicles geared towards local travel is driving demand for extra luggage space and the automotive rack market, which is expected to directly benefit our Rhino-Rack, MAXTRAX and TRED brands.

Rise of Overlanding. Combining off-road driving with backcountry lifestyle activities, such as camping, hiking, kayaking and mountain biking, we believe that overlanding has driven a new niche in the light truck, SUV and CUV segment for enthusiasts and light truck manufacturers, which is expected to directly benefit our Rhino-Rack, MAXTRAX and TRED brands. Per SEMA, overlanding, loosely defined, is the practice of exploring the backcountry in a purpose-built vehicle — generally, a high-clearance four-wheel drive — that is equipped to allow its occupants to remain self-sufficient for periods of time ranging from a few days to several weeks. Overlanding originated in Australia, with popularity in South America and sub-Saharan Africa, but its popularity in North America has grown over the past decade.

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

Growth Strategies

Our growth strategies are to achieve sustainable, profitable growth organically while seeking to expand our business through targeted, strategic acquisitions. We intend to create new and innovative products, increase consumer and retailer awareness and demand for our products, and build stronger emotional brand connections with consumers over time across an increasing number of geographic markets. Additionally, long-term growth is underpinned by powerful industry trends across the outdoor enthusiast markets. Our growth initiatives include, but are not limited to the following:

Growth in International Markets. We believe there is a significant opportunity to expand the presence and penetration of each of our brands globally. The European alpine market is currently significantly larger than the U.S. market and is highly fragmented by country, with no clear leader across Europe. We have been able to gain market share by emphasizing our Black Diamond brand, positioning it as a global brand with American roots. The acquisition of Rhino-Rack adds a leading market position in Australia and New Zealand, with an opportunity to grow our presence in the U.S., currently less than 1% market share, through key partnerships with brick-and-mortar and online retailers alike, and enhanced brand awareness. Our most recent acquisitions, MAXTRAX and TRED, have leading market positions in Australia and we believe they have a significant opportunity to grow in the U.S.

Acquisition of Complementary Businesses. We expect to target acquisitions as a viable opportunity to gain access to new product groups and customer channels, and increase penetration of existing markets. We may also pursue acquisitions that diversify the Company within the outdoor enthusiast markets. To the extent we pursue future acquisitions, we intend to focus on enthusiast brands with recurring revenue, sustainable margins and strong cash flow generation. We anticipate financing future acquisitions prudently through a combination of cash on hand, operating cash flow, bank financings, and capital markets offerings.

Competitive Strengths

Authentic Portfolio of Iconic Enthusiast Brands. We believe that our brands are iconic among devoted, active-outdoor enthusiasts with a strong reputation for innovation, style, quality, design, safety and durability. Each of our brands is synonymous with the sport it serves, tracing its roots to the modern origins of each sport.

●	Since 1957, our Black Diamond brand has been a global innovator in activity-based climbing, skiing, and mountain sports equipment.
●	Our Rhino-Rack brand was founded in 1992 and has become well-respected and widely recognized for outdoor enthusiasts.
●	Our MAXTRAX brand was founded in 2005 and has become the market leader in recovery boards for overlanding enthusiasts.
●	Our TRED brand was founded in 2012 and offers high-quality, reliable outdoor and recovery gear for the offroad, 4x4 automotive touring, camping and caravanning markets.

Our brands also appeal to everyday customers seeking high-quality products for outdoor or urban and suburban living. Our focus on innovation, safety and style differentiates us from our competitors.

Outdoor

Black Diamond Equipment: Black Diamond Equipment is a global innovator in climbing, skiing and mountain sports equipment enabling peak performance for outdoor enthusiasts. The brand is synonymous with innovation, performance, safety and durability. Headquartered in Salt Lake City at the base of the Wasatch Mountains, Black Diamond products are created and tested locally on its alpine peaks, slopes, crags and trails. Continuously recognized as an industry-leading innovator, Black Diamond has received over 500 industry awards over five years, including over 157 product awards in 2023 alone.

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

TRED: Founded in 2012, TRED, which stands for Totally Reliable Explorer Driven, is designed and built for the “Seriously Adventurous” and is passionately supported by customers and consumers who live and breathe the lifestyle.  TRED’s products, which are synonymous with quality and engineering, are all made in Australia using Australian-sourced and tested high-grade materials.  TRED is a trusted brand for key retailers and distributors primarily in Australia, with a growing export market including Canada, the Middle East, New Zealand, South Africa, and the U.S.

Precision Sport

The activities of the Precision Sport segment have been segregated and reported as discontinued operations for all periods presented. See Note 3 to our consolidated financial statements for financial information regarding discontinued operations.

Sierra: Sierra Bullets is dedicated to manufacturing the highest-quality, most accurate bullets and ammunition in the world. From local and international shooting competitions to sport and hunting, Sierra is synonymous with precision, providing critical dependability to hunting and sport shooting enthusiasts. This performance is born from a proprietary manufacturing, testing and quality assurance process that enables the achievement of the tightest tolerances in the industry. Sierra’s bullets and ammunition are used for precision target shooting, hunting and defense purposes. Sierra’s products have cultivated a significant consumer following recognized by iconic “green box” packaging and include globally recognized bullet brands such as Sierra® MatchKing®, Sierra® GameKing® and Sierra® BlitzKing® and ammunition brands such as GameChanger®, Prairie Enemy TM, Outdoor Master® and Sport Master®.

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

Product Innovation and Development Capabilities at Clarus. We have a long history of technical innovation and product development. Our employees’ passion and intimacy with our core outdoor activities generates new and boundary-pushing concepts and products, which we believe provides a significant advantage that will drive our Company to new levels. We seek to design products that enhance our customers’ personal performance as they participate in the activities we serve. We integrate quality assurance and quality control teams throughout the entire design process to maintain the quality and integrity for which our brands are known. We believe that our vertically integrated design and development process and enthusiastic employee base provide us with a competitive advantage to continue to drive future innovation for our Company and the markets we serve.

Experienced and Incentivized Senior Management Team. The members of our Board of Directors and our executive officers, including Mr. Warren Kanders, are substantial stockholders of the Company, and beneficially own approximately 20.2% of our outstanding common stock as of March 4, 2024, which we believe aligns the interests of our Board of Directors and our executive officers with that of our stockholders.

Growth-oriented Capital Structure. Our capital structure provides us with the capacity to fund future growth.

Operating Segments

We operated our business within three segments until the sale of the Precision Sport segment on February 29, 2024.  After the sale of the Precision Sport segment, we will operate the business within two segments. These segments are defined based on the internal financial reporting used by our chief operating decision maker to allocate resources and assess performance. Certain significant selling and general and administrative expenses are not allocated to the segments, including non-cash stock compensation expense. Each segment is described below:

●	Our Outdoor segment, which includes Black Diamond Equipment and PIEPS, is a global leader in designing, manufacturing, and marketing innovative outdoor engineered equipment and apparel for climbing, mountaineering, trail running, backpacking, skiing, and a wide range of other year-round outdoor recreation activities. Our Outdoor segment offers a broad range of products including: high-performance, activity-based apparel (such as shells, insulation, midlayers, pants and logowear); rock-climbing footwear and equipment (such as carabiners, protection devices, harnesses, belay devices, helmets, and ice-climbing gear); technical backpacks and high-end day packs; trekking poles; headlamps and lanterns; and gloves and mittens. We also offer advanced skis, ski poles, ski skins, and snow safety products, including avalanche airbag systems, avalanche transceivers, shovels, and probes.
●	Our Adventure segment, which includes Rhino-Rack, MAXTRAX and TRED, is a manufacturer of highly-engineered automotive roof racks, trays, mounting systems, luggage boxes, carriers, recovery boards and accessories in Australia and New Zealand and a growing presence in the United States.

See Note 18 to our consolidated financial statements for financial information regarding our segments. Also, see Note 3 to our consolidated financial statements for financial information regarding our Precision Sport segment which is now classified as discontinued operations.

Products

Our products span a large assortment of product categories and include a wide variety of technical outdoor equipment and lifestyle products for a wide range of outdoor enthusiasts, including climbers, mountaineers, trail runners, skiers, backpackers and campers, competitive shooters, hunters and other outdoor-inspired consumers. We design many of our products for extreme applications, such as high-altitude mountaineering, ice and rock climbing, as well as backcountry skiing and alpine touring. We also previously manufactured high-quality bullets and ammunition with the tightest tolerances in the industry that enhance the performance of competitive shooters and hunters. We manufacture highly-engineered automotive roof racks, trays, mounting systems, luggage boxes, carriers, recovery tracks and accessories. Generally, we divide our product offerings into the following three primary categories:

●	Outdoor: Our outdoor line consists of apparel, footwear, headlamps, lights, trekking poles, gloves, packs, avalanche airbags, poles, avalanche safety devices, and equipment such as carabiners, harnesses, protection devices, and various other climbing, mountaineering, hiking, and backcountry accessories and products.
●	Precision Sport: Our former precision sport line consists of premium quality high-precision bullets and ammunition used in competitive shooting, hunting and other applications and environments.
●	Adventure: Our adventure line consists of highly-engineered automotive roof racks, trays, mounting systems, luggage boxes, carriers, recovery tracks and accessories.

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

The Black Diamond Equipment, PIEPS, and Rhino-Rack manufacturing and distribution operations are ISO 9001–2015 certified and are audited annually by an independent certifying agency to ensure quality management systems meet the requirements of ISO 9001–2015, and to ensure that certified products meet all necessary performance certification requirements.

We manufacture nearly all of the Black Diamond Equipment protection devices for climbing in our facilities in the United States. All other products are manufactured to our specifications in third-party, independently-owned facilities. We keep employees and agents on-site or via regular visits at these third-party, independently-owned facilities to ensure that our products are manufactured to meet our specifications. While we do not maintain a long-term manufacturing contract with those facilities, we believe that our long-term relationships with them will help to ensure that a sufficient supply of goods built to our specification are available in a timely manner and on satisfactory economic terms in the future.

Sourcing

We source raw materials, components, finished goods from a variety of suppliers. Our primary materials include aluminum, steel, nylon, corrugated cardboard for packaging, metal, plastic and electrical components, and various textiles, foams, and fabrics. The raw materials and components used to manufacture our products are generally available from numerous suppliers in quantities sufficient to meet normal requirements.

We source packaging materials both domestically as well as from sources in Asia and Europe. We believe that all of our purchased products and materials could be readily obtained from alternative sources at comparable costs.

Quality Assurance

Quality assurance at the Company has two primary functions:

●	The first is to ensure that the products that we design and develop are manufactured to meet or exceed the Company’s own standards and international regulatory standards. This involves creating inspection documentation, reviewing manufacturing processes with our various vendor-partners, and inspecting finished product to assure it meets the rigorous standards required by our customers. These activities take place globally, wherever our products are manufactured.
●	The second function is to provide real and meaningful input to the new product development process. Quality assurance professionals interact closely with the design and engineering teams and bring knowledge and expertise to the design process, ensuring that the products we bring to market truly meet the criteria established when a new product is envisioned.

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

We compete with niche, privately-owned companies as well as a number of brands owned by large, multinational companies, such as those set forth below.

●	Outdoor: Our outdoor products and accessories, such as apparel, footwear, trekking poles, headlamps, gloves, backpacks, transceivers, protection, carabiners, helmets, and harnesses, compete with products from companies such as The North Face, Patagonia, La Sportiva, Prana, Hestra, Osprey, Arc’Teryx, Petzl, and Mammut.
●	Adventure: Our highly-engineered automotive roof racks, trays, mounting systems, luggage boxes, carriers, recovery tracks and accessories compete with products from companies such as Thule, Dometic, Yakima, and Front Runner.
●	Precision Sport: Our former Precision Sport segment sells bullets and ammunition to both retailers and distributors for sale to consumers as well as supplies bullets to OEMs who also manufacture bullets. Such companies include Vista (Federal Ammunition, CCI, and Remington), Nammo, Hornady, Fiocchi, and Olin (Winchester).

In addition, in certain categories we compete with certain of our large wholesale customers who focus on the outdoor market, such as REI, Mountain Equipment Co-op and Decathlon, which manufacture, market and distribute their own climbing, mountaineering, and skiing products under their own private labels.

Intellectual Property

We believe our registered and pending word and icon trademarks worldwide, including the Black Diamond and Diamond “C” logos, Black Diamond®, ATC ®, Camalot®, AvaLung ®, FlickLock®, Ascension™, Time is Life®, Hexentric®, Stopper®, Dawn Patrol®,

Bibler®, “Use.Design.Build.Engineer.Repeat”®, PIEPS®, Rhino-Rack®, Maxtrax®, and TRED® create international brand recognition for our products.

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

Seasonality

While the Company’s products are outdoor activity-based, there are no significant seasonal variations in sales and profitability. In 2023, approximately 45% of our sales from continuing operations were in the first half of the year while approximately 55% of our sales from continuing operations occurred in the second half of the year.

Working capital requirements vary throughout the year. Working capital generally increases to support peak manufacturing and shipping periods and then decreases as accounts receivable are collected. However, throughout 2023, the Company leveraged our balance sheet to secure additional inventory across all of our brands to ensure the right inventory was available to meet customer demand.

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

Human Capital

As of December 31, 2023, our continuing operations had a total of over 500 employees worldwide. Of these employees, 80 were engaged in manufacturing, 250 in sales, marketing, product management and customer support, 60 in administrative functions (IT, Finance, HR, Legal and Compliance, etc.), 100 in R&D, engineering technology, manufacturing engineering and project management, 40 retail store associates and 20 in various executive and corporate functions. None of our employees are represented by a union in collective bargaining with us. We believe that our employee relations are good. Our human capital objectives center around identifying, recruiting, retaining, incentivizing and integrating our existing and new employees. We maintain and grow our team utilizing practices that help us identify, hire, incentivize and retain our existing employees and integrate new employees into our Company.

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

Risk Factor Summary

●	We are subject to risks related to our dependence on the strength of retail economies.
●	Certain products we sell are inherently risky and have given rise to product liability, product warranty claims, and other loss contingencies, including, without limitation, recalls and liability claims relating to our avalanche beacon transceivers.
●	A Consumer Products Safety Commission’s (the “CPSC”) investigation under the Consumer Product Safety Act in connection with certain models of our avalanche transceivers has resulted in the CPSC’s staff to recommend that the CPSC impose substantial civil monetary penalties on us.
●	Our products, including, without limitation, certain models of our avalanche transceivers, have been subject to adverse publicity.
●	Our markets are highly competitive and are subject to dramatic changes in consumer preferences.
●	Our operations, including but not limited to integrating acquisitions and our purchase of raw materials, are sensitive to changes in global cultural, political, and financial market conditions as well as potential changes in regulations, legislation and government policies.
●	Technological advances, the introduction of new products, and new design and manufacturing techniques could adversely affect our operations unless we are able to adapt to the resulting change in conditions.
●	We may require additional capital and funding to meet our financial obligations as well as to support our business operations and growth strategy, and this additional capital and funding may not be available on acceptable terms or at all.
●	We may be unsuccessful in our future acquisition endeavors, if any, which may have an adverse effect on our business; in addition, some of the businesses we acquire may incur significant losses from operations.
●	We have been required to recognize significant impairment charges and may be required to take future write downs or write-offs, restructuring, and impairment or other charges.
●	Our business and growth may suffer if we are unable to attract and retain key officers or employees, including our Chief Executive Officer, Warren Kanders, as well as any loss of officers or employees due to illness or other events outside of our control.
●	The members of our Board of Directors and our executive officers beneficially own in excess of 20.2% of our common stock. As such, the concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.

Risks Related to Our Industry

Many of the products we sell are used for inherently risky outdoor pursuits and have given rise to product liability or product warranty claims and other loss contingencies including, without limitation, recalls and liability claims relating to our avalanche beacon transceivers, which could affect our earnings and financial condition.

Many of our products are used in applications and situations that involve high levels of risk of personal injury and death. As a result, we maintain a staff who focus on including appropriate disclaimers and markings, and undertaking testing and otherwise seeking to assure the quality and safety of our products. We stay current with laws to seek to provide thorough and protective disclaimers and instructions on all of our products and packaging. Furthermore, our technical climbing and avalanche safety equipment and our related operations meet and are certified to International Personal Protective Equipment (PP) standards set by the EEC or ISO 9001 quality system standards. Failure to use our products for their intended purposes, failure to use or care for them properly, or their malfunction, or, in some limited circumstances, even correct use of our products, have resulted in serious bodily injury or death.

We remain exposed to product liability claims by the nature of the products we produce, including, without limitation, recalls and liability claims relating to our avalanche beacon transceivers. Exposure occurs if one of our products is alleged to have resulted in property damage, bodily injury or other adverse effects. Any such product liability claims have included allegations of defects in manufacturing and/or design, failure to warn of dangers inherent in the product or activities associated with the product, negligence, strict liability, and/or breach of warranties. Although we maintain product liability insurance in amounts that we believe are reasonable, there can be no assurance that we will be able to maintain such insurance on acceptable terms, if at all, in the future or that product liability claims will not exceed the amount of insurance coverage.

As a manufacturer and distributor of consumer products, we are subject to government regulation in the United States and other countries, including, without limitation, the Consumer Products Safety Act, which empowers the CPSC to exclude from the market products that are found to be unsafe or hazardous. Under certain circumstances, the CPSC could require us to repurchase or recall one or more of our products and/or subject us to financial penalties. For example, as disclosed in Item 3. “Legal Proceedings,” Black Diamond Equipment, Ltd. (“BDEL”) was notified by the CPSC that the agency staff believes we failed to timely meet our statutory reporting obligations under the Consumer Product Safety Act with respect to certain models of BDEL’s avalanche transceivers either switching unexpectedly out of “send” mode and/or out of “search” mode, that we made  material misrepresentations in reports to the CPSC, and that the agency staff has recommended that the CPSC impose substantial civil monetary penalties on us. Additionally, laws regulating certain consumer products exist in some cities and states, as well as in other countries in which we sell our products, and more restrictive laws and regulations may be adopted in the future. Any such recalls or repurchases of our products and/or imposition of financial penalties on us could be costly to us and could damage our business and reputation as well as have a material adverse effect on the Company’s liquidity, stock price, consolidated financial position, results of operations and/or cash flows. If we are required to remove, or if we voluntarily remove, our products from the market, our reputation could be tarnished and we might have large quantities of finished products that we are unable to sell.

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

Our product liability insurance program is an occurrence-based program based on our current and historical claims experience and the availability and cost of insurance. We carry both general and umbrella liability policies that insure us for product liability claims. The policy has a small retention, which enables us to manage and control our product liability claims. Historically, product liability awards have not exceeded our individual per occurrence self-insured retention. We cannot assure you, however, that our future product liability experience will be consistent with our past experience. Additionally, we do not maintain product recall insurance. We maintain a warranty reserve for estimated future warranty claims, but the actual costs of servicing future warranty claims may exceed the reserve. As a result, product recalls or product liability claims, including, without limitation, recalls and liability claims and/or financial penalties, including, without limitation, the imposition by the CPSC of substantial civil monetary penalties on us relating to our avalanche beacon transceivers, could be costly to us and could damage our business and reputation as well as have a material adverse effect on the Company’s liquidity, stock price, consolidated financial position, results of operations and/or cash flows.

Adverse publicity about the Company and/or its brands and products, including with respect to certain models of our avalanche transceivers through social media or connection with other media or brand damaging events and/or public perception could negatively impact our business and reputation.

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

From time to time, we have been and may be subject to claims, lawsuits, government investigations, and other proceedings involving products liability, competition and antitrust, intellectual property, privacy, consumer protection, securities, tax, labor and employment, commercial disputes, and other matters that could adversely affect our business operations and financial condition.  Injuries sustained by those who use or purchase our products, including, without limitation, our avalanche beacon transceivers, have, and could in the future, subject us to regulatory proceedings and litigation by government agencies and private litigants brought against us, that regardless of their merits, could harm our reputation, divert management’s attention from our operations and result in substantial legal fees and other costs. For example, as disclosed in Item 3. “Legal Proceedings,” BDEL was notified by the CPSC that the agency staff believes we failed to timely meet our statutory reporting obligations under the Consumer Product Safety Act with respect to certain models of BDEL’s avalanche transceivers either switching unexpectedly out of “send” mode and/or out of “search” mode, that we made  material misrepresentations in reports to the CPSC, and that the agency staff intends to recommend that the CPSC impose substantial civil monetary penalties on us. Any financial penalties imposed by the CPSC or other regulators could be costly to us and could damage our business and reputation as well as have a material adverse effect on the Company’s liquidity, stock price, consolidated financial position, results of operations and/or cash flows. Also, we have reporting obligations to safety regulators in all jurisdictions where we sell our products, where reporting may trigger further regulatory investigations.

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

Additionally, the products sold by our Adventure segment are vulnerable to fluctuations in automotive sales and trends, shifts in consumer preferences, the availability of automobiles and/or disruptions in the automotive industry’s supply chains.

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

We sell our products to retailers, including sporting goods and specialty retailers, as well as direct to consumers. A significant deterioration in the financial condition of our major customers, including, without limitation, Recreational Equipment, Inc. (REI), would have a material adverse effect on our sales and profitability. We regularly monitor and evaluate the credit status of our customers and attempt to adjust sales terms as appropriate. Despite these efforts, a bankruptcy filing by a key customer could have a material adverse effect on our business, results of operations, and financial condition.

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

Approximately 61% of our sales for the year ended December 31, 2023 were earned in international markets. As such our ability to maintain the current level of operations in our existing international markets and to capitalize on growth in existing and new international markets is subject to risks associated with international operations.

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

An outbreak of disease or similar public health threat, such as the COVID-19 pandemic, could have, and in the case of the COVID-19 pandemic has had, an adverse impact on our business, financial condition and operating results, including in the form of lowered net sales and the delay of inventory production and fulfillment in impacted regions. Fear of contracting diseases, individuals contracting diseases and the actions taken, and that may be taken, by governmental authorities, our third-party logistics providers, our landlords, our competitors or by us relating to diseases, analogous to the COVID-19 pandemic may:

●	cause disruptions in the supply chain, including the ability to produce and deliver product as expected;
●	result in canceled orders, non-payment for orders received and/or delayed payment for orders received;
●	restrict the operation of our retail store operations and our ability to meet consumer demand at our stores;
●	cause inflation and currency rate fluctuations;
●	result in a misalignment between demand and supply;
●	result in labor shortages, including as a result of any vaccine mandate or our return to work policies;
●	increase reliance by consumers on e-commerce platforms;
●	impair the financial health of certain of our customers;
●	impact previous business assumptions;
●	increase the reliance of our employees on digital solutions;
●	restrict global business and travel;
●	impair our ability to ship product through our owned or affiliated distribution centers, including as a result of capacity reductions, shift changes, labor shortages, higher than normal absenteeism and/or the complete shutdowns of facilities for deep cleaning procedures;
●	cause rapid changes to employment and tax law;
●	impair our key personnel;
●	result in incremental costs from the adoption of preventative measures, including providing facial coverings and hand sanitizer, rearranging operations to follow social distancing protocols, conducting temperature checks and undertaking regular and thorough disinfecting of surfaces, and providing testing; and/or
●	cause any number of other disruptions to our business, the risks of which may be otherwise identified herein.

In addition, the impact of pandemics, such as the COVID-19 pandemic, may also exacerbate other risks discussed in this Item 1A, any of which could have a material effect on us.

We use foreign suppliers and manufacturing facilities for a significant portion of our raw materials and finished products, and disruptions to international trade, such as disease epidemics or potential ‘trade wars,’ pose a risk to our business operations.

A majority of our products sold were produced by and purchased from independent manufacturers primarily located in Asia and Eastern Europe, with substantially all of the remainder produced by our manufacturing facilities located in Utah. Although no single supplier and no one country controls a majority of our production needs, any of the following could materially and adversely affect our ability to produce or deliver our products and, as a result, have a material adverse effect on our business, financial condition, and results of operations:

●	political or labor instability in countries where our facilities, contractors, and suppliers are located;
●	political or military conflict, which could cause a delay in the transportation of raw materials and products to us and an increase in transportation costs;
●	heightened terrorism security concerns;
●	disease epidemics and health-related concerns, such as COVID-19 or the coronavirus;
●	imposition of regulations and quotas relating to imports and our ability to adjust timely to changes in trade regulations;
●	imposition of tariffs, duties, taxes and other charges on imports and/or exports; and
●	imposition or the repeal of laws that affect intellectual property rights.

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

Our ability to implement our acquisition strategy is also subject to other risks and costs, including:

●	loss of key employees, customers or suppliers of acquired businesses;
●	diversion of management’s time and attention from our core businesses;
●	adverse effects on existing business relationships with suppliers and customers;
●	our ability to secure necessary financing;
●	our ability to realize operating efficiencies, synergies, or other benefits expected from an acquisition;
●	risks associated with entering markets in which we have limited or no experience;
●	risks associated with our ability to execute successful due diligence;
●	any material differences in the actual financial results of the Company’s past and future acquisitions as compared with our financial expectations for such acquisitions may require us to recognize impairment or other charges, and
●	assumption of contingent or undisclosed liabilities of acquisition targets.

Any of the above risks could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

We may require additional capital and funding to meet our financial obligations as well as to support our business operations and growth strategy, and this additional capital and funding may not be available on favorable terms, if at all.

Our ability to meet financial obligations and sustain business operations as well as our growth strategy is contingent upon securing adequate capital and funding. There exists a risk that we may require additional capital in the future, and obtaining such resources may not be achievable on terms deemed acceptable or, in some instances, may not be available at all.  Any of the following factors could materially and adversely affect our ability to obtain the necessary additional capital and funding required to meet financial obligations as well as support our ongoing business operations and growth strategy:

●	fluctuations in economic conditions and adverse market conditions;
●	unforeseen economic downturns, shifts in investor sentiment, or changes in market trends;
●	intense competition in the capital markets may limit our attractiveness to potential investors or lenders which may expose us to the risk of unfavorable financing arrangements;
●	any downturn in our financial performance, failure to meet projections and/or deterioration of our credit profile may undermine investor or lender confidence, making it difficult to secure additional capital and funding; and
●	events of global significance, such as economic recessions, geopolitical tensions, or pandemics, can disrupt financial markets and impact investor or lender willingness to provide capital and funding.

In addition, if we issue equity or debt securities to raise additional funds, (i) we will incur fees associated with such issuance, (ii) our existing stockholders will experience dilution from the issuance of new equity securities, (iii) we will incur ongoing interest expense and may be required to grant a security interest in our assets in connection with any debt issuance, and (iv) any new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders.

Our previously announced growth strategy may negatively impact our business, financial condition and results of operations.

The Company announced that it is seeking to invest in high-quality, durable, cash flow-producing assets in order to diversify our business within the outdoor markets as part of our previously announced growth strategy. There can be no assurance as to the outcome of the growth strategy, that any particular acquisition or investment opportunities will be consummated, or that any transaction will occur. In addition, our growth strategy may create perceived uncertainties as to our future direction and may result in the loss of employees, customers or business partners.

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

The success of our business depends significantly on our ability to hire and retain quality team members, which include but are not limited to managers and other personnel. Competition for non-entry-level personnel, particularly those with experience in our industry, is highly competitive. We may be unable to meet our labor needs and control our costs due to external factors such as the availability of a sufficient number of qualified persons in the workforce of the markets in which we operate, competition, unemployment levels, demand for certain labor expertise, prevailing wage rates, wage inflation, changing demographics, health and other insurance costs, adoption of new or revised employment and labor laws and regulations, and the impacts of man-made or natural disasters, such as tornadoes, hurricanes, and public health emergencies, such as the COVID-19 pandemic. We have experienced, and expect to continue to experience, a shortage of labor for certain functions, which has increased our labor costs and negatively impacted our profitability. The extent and duration of the effect of these labor market challenges are subject to numerous factors, including the availability of qualified persons in the markets where we and our vendors and customers operate and unemployment levels within these markets, behavioral changes, prevailing wage rates and other benefits, inflation, adoption of new or revised employment and labor laws and regulations (including increased minimum wage requirements) or government programs, safety levels of our operations, and our reputation within the labor market.

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

From time to time, we have been and may be subject to claims, lawsuits, government investigations, and other proceedings involving products liability, competition and antitrust, intellectual property, privacy, consumer protection, securities, tax, labor and employment, commercial disputes, and other matters that could adversely affect our business operations and financial condition. Injuries sustained by those who use or purchase our products, including, without limitation, our avalanche beacon transceivers, have, and could in the future, subject us to regulatory proceedings and litigation by government agencies and private litigants brought against us, that regardless of their merits, could harm our reputation, divert management’s attention from our operations and result in substantial legal fees and other costs. For example, as disclosed in Item 3. “Legal Proceedings,” BDEL was notified by the CPSC that the agency staff believes we failed to timely meet our statutory reporting obligations under the Consumer Product Safety Act with respect to certain models of BDEL’s avalanche transceivers either switching unexpectedly out of “send” mode and/or out of “search” mode, that we made material misrepresentations in reports to the CPSC, and that the agency staff intends to recommend that the CPSC impose substantial civil monetary penalties on us. Any financial penalties imposed by the CPSC or other regulators could be costly to us and could damage our business and reputation as well as have a material adverse effect on the Company’s liquidity, stock price, consolidated financial position, results of operations and/or cash flows. Also, we have reporting obligations to safety regulators in all jurisdictions where we sell our products, where reporting may trigger further regulatory investigations.

We could face particular challenges in maintaining our internal control over financial reporting.

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

We may be subject to disruptions, failures or cyber-attacks in our information technology systems and network infrastructures that could disrupt our operations, damage our reputation and adversely affect our business, operations, and financial results.

We maintain and rely extensively on information technology systems and network infrastructures for the effective operation of our business. Techniques used to gain unauthorized access to private networks are constantly evolving, and we may be unable to anticipate or prevent unauthorized access to data pertaining to our customers, including credit card and debit card information and other personally identifiable information. Our direct-to-consumer service, which is supported by our own systems and those of third-party vendors, is vulnerable to computer viruses, Internet worms, break-ins, phishing attacks, attempts to overload servers with denial-of-service or other attacks and similar disruptions from unauthorized use of our and third-party vendor computer systems, any of which could lead to system interruptions, delays or shutdowns, causing loss of critical data or the unauthorized access to personally identifiable information. If an actual or perceived breach of our systems or a vendor’s systems security occurs, we may face civil liability and public perception of our security measures could be diminished, either of which would negatively affect our ability to attract customers, which could have a material adverse effect on our business. We also would be required to expend significant resources to mitigate the breach of security and to address related matters.

Further, a disruption, infiltration or failure of our information technology systems or any of our data centers including the systems and data centers of our third-party vendors as a result of software or hardware malfunctions, computer viruses, cyber-attacks, employee theft or misuse, power disruptions, natural disasters or accidents could cause breaches of data security and loss of critical data, which in turn could materially adversely affect our business.

We cannot fully control the actions of third parties who may have access to the customer data we collect and the customer data collected by our third party vendors. We may be unable to monitor or control such third parties and the third parties having access to our other websites in their compliance with the terms of our privacy policies, terms of use, and other applicable contracts, and we may be unable to prevent unauthorized access to, or use or disclosure of, customer information. Any such misuse could hinder or prevent our efforts with respect to growth opportunities and could expose us to liability or otherwise adversely affect our business. In addition, these third parties may become the victim of security breaches or have practices that may result in a breach, and we could be responsible for those third-party acts or failures to act.

Any failure, or perceived failure, by us or the prior owners of acquired businesses to maintain the security of data relating to our customers and employees, to comply with our posted privacy policies, our predecessors’ posted policies, laws and regulations, rules of self-regulatory organizations, or industry standards and contractual provisions to which we or they may be bound, could result in the loss of confidence in us, or result in actions against us by governmental entities or others, all of which could result in litigation and financial losses, and could potentially cause us to lose customers, revenue and employees.

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

We rely on information technology systems, including third-party cloud-based solutions, and any failure of these systems, including, without limitation, due to outages and/or cyberattacks, may result in disruptions or outages, loss of processing capabilities, and/or loss of data, any of which may have a material adverse effect on our business, operations, and financial results.

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

If we and/or our cloud-based solution providers are not successful in preventing or effectively responding to outages and cyberattacks, our business, operations, and financial results could be materially and adversely affected.

Additionally, information technology systems require periodic modifications, upgrades, and replacement that subject us to costs and risks, including potential disruption to our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel or outside firms to implement and operate existing or new systems, and other risks and costs of delays or difficulties in transitioning to new or modified systems or of integrating new or modified systems into our current systems. In addition, challenges implementing new or modified technology systems may cause disruptions in our business operations and, if not anticipated and appropriately mitigated, could have a material adverse effect on our business operations.

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

The members of our Board of Directors and our executive officers, which includes Mr. Warren B. Kanders, beneficially own approximately 20.2% of our outstanding common stock as of March 4, 2024. As a result, our Board of Directors and executive officer, to the extent they vote their shares in a similar manner, have influence over our affairs and could exercise such influence in a manner that is not in the best interests of our other stockholders, including by attempting to delay, defer or prevent a change of control transaction that might otherwise be in the best interests of our stockholders.

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

Certain protective measures implemented by us to preserve our NOLs may not be effective or may have some unintended negative effects.

On July 24, 2003, at our Annual Meeting of Stockholders, our stockholders approved an amendment (the “Amendment”) to our Amended and Restated Certificate of Incorporation to restrict certain acquisitions of our securities in order to help assure the preservation of our NOLs. The Amendment generally restricts direct and indirect acquisitions of our equity securities if such acquisition will affect the percentage of the Company’s capital stock that is treated as owned by a “5% stockholder.” Additionally, on February 7, 2008, our Board of Directors approved a rights agreement which is designed to assist in limiting the number of 5% or more owners and thus reduce the risk of a possible “change of ownership” under Section 382 of the Code.

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

We have been required to recognize impairment charges and may be required to take future write downs or write-offs, restructuring, and impairment or other charges that have had a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

In connection with our general growth strategy of acquiring businesses and assets, we have and may be forced in the future to write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in us reporting losses. For example, during the year ended December 31, 2022, we recorded approximately $92 million of impairment of goodwill and indefinite-lived intangible assets, specifically the Rhino-Rack trademark, in our Adventure reporting unit. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock.

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

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of the Quarterly Cash Dividend program of $0.025 per share of the Company’s common stock or $0.10 per share on an annualized basis. We temporarily replaced the Quarterly Cash Dividend with a Quarterly Stock Dividend during portions of the 2020 fiscal year in light of the operational impact of the COVID-19 pandemic. While we intend to pay regular Quarterly Cash Dividends for the foreseeable future, all subsequent dividends will be reviewed quarterly and declared at the discretion and approval of our Board of Directors and will depend upon, among other things, our results of operations, capital requirements, general business conditions, contractual restrictions under any new credit facility that we may enter into in the future on the payment of dividends, legal and regulatory restrictions on the payment of dividends, and other factors our Board of Directors deems relevant. Therefore, you should not purchase our common stock if you need immediate or future income by way of dividends from your investment. In addition, upon an event of default under any new credit facility that we may enter into in the future, we may be prohibited from declaring or paying any dividends on our common stock or generally making other distributions to our stockholders.

The sale of a substantial amount of our common stock in the public market could adversely affect the prevailing market price of our common stock.

We have outstanding an aggregate of 38,236,268 shares of our common stock as of March 4, 2024. This includes 6,525,421 shares of common stock that are beneficially owned by Mr. Kanders, our Chairman of the Board, of which he has 4,840,971 pledged as security for loans from financial institutions and that may be sold by such financial institutions in the event of a foreclosure of these loans. The sale of a significant amount of shares at any given time, or the perception that such sales could occur, including sales of the shares beneficially owned by Mr. Kanders, could adversely affect the prevailing market price of our common stock.

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

We cannot predict the prices at which our common stock will trade in the future. Variations in financial results, announcements of material events, changes in our dividend policy, technological innovations or new products by us or our competitors, our quarterly operating results, changes in general conditions in the economy or the outdoor industry, other developments affecting us or our competitors or general price and volume fluctuations in the market are among the many factors that could cause the market price of our common stock to fluctuate substantially.

Techniques employed by short sellers or other derivative traders may drive down the market price of our common stock and/or spur litigation or regulatory action.

Short selling is the practice of selling securities that a seller does not own but rather has borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. Short sellers hope to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement securities, as short sellers expect to pay less in that purchase than they received in the sale. As it is in short sellers’ interest for the price of the security to decline, many short sellers publish, or arrange for the publication of, negative opinions and allegations regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a security short. These short attacks have, in the past, led to selling of shares in the market that have negatively impacted the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF and AI Risk Management Framework) and seek to follow industry best practices to identify, assess, and manage cybersecurity risks relevant to our business.

We conduct annual risk assessments to identify cybersecurity threats to our critical systems, information, services, and our broader enterprise IT environment. These risk assessments include identifying reasonably foreseeable potential internal and external risks, the likelihood of occurrence and any potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, controls, and other safeguards in place to manage such risks. As part of our risk management process, we may engage third party experts to help identify and assess risks from cybersecurity threats. Our risk management and assessment process also encompasses cybersecurity risks associated with our use of third-party service providers.

As part of our overall risk management and assessment program, we design, implement, and maintain reasonable safeguards to minimize potential risks, including cybersecurity risks; reasonably address any identified gaps in existing safeguards; update existing safeguards as necessary; and monitor the effectiveness of our safeguards. We also regularly provide cybersecurity awareness training to employees at all levels and departments across the Company. The Company believes that we have allocated adequate resources to address the cybersecurity threats that may reasonably affect us.

Our cybersecurity team, consisting of the VP of Information Technology, Director of Information Security, and Director of Infrastructure, is principally responsible for managing our cybersecurity risk assessment processes, our security controls, mitigation process and our response to cybersecurity threats.

The Company also participates in a cybersecurity risk insurance policy.

For additional information regarding cybersecurity threats that may materially affect the Company, including our business strategy, results of operations, and financial condition, please refer to Item 1A. Risk Factors of this Annual Report on Form 10-K.

Governance

One of the functions of our Board of Directors is informed oversight of our risk management processes, including risks from cybersecurity threats. Our Board of Directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our Board of Directors administers its cybersecurity risk oversight function directly as a whole and through its committees.

In particular, the Audit Committee of our Board of Directors monitors and assesses our financial, legal and operational risks, and receives regular reports from the management team regarding comprehensive organizational risk as well as particular areas of concern, which includes, but is not limited to, cybersecurity risks, related mitigation, and other related responses and activities.

Our management team is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity risks and incidents through various means, which may include, among other things, briefings with internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in our IT environment.

ITEM 2. PROPERTIES

Our corporate headquarters, as well as our primary research, evaluation and design studios, is located in a facility owned by the Company in Salt Lake City, Utah. In addition, at December 31, 2023, the Company and its subsidiaries lease or own facilities throughout the U.S., Europe, Australia and New Zealand. In general, our properties are well maintained, considered adequate and being utilized for their intended purposes.

The following table identifies and provides certain information regarding our principal facilities:

Activity	Location	Owned/Leased

Corporate Headquarters:	Salt Lake City, Utah	Owned

Outdoor Segment

Black Diamond U.S. Distribution and Manufacturing Facilities:	Salt Lake City, Utah	Leased/Owned

Black Diamond European Sales and Marketing Office:	Innsbruck, Austria	Leased

PIEPS Sales and Marketing Office:	Lebring, Austria	Leased

Black Diamond HQ Retail Store	Salt Lake City, Utah	Leased

Black Diamond Trolley Square Retail Store	Salt Lake City, Utah	Leased

Black Diamond Jackson Retail Store	Jackson, Wyoming	Leased

Black Diamond Boulder Retail Store	Boulder, Colorado	Leased

Black Diamond Seattle Retail Store	Seattle, Washington	Leased

Adventure Segment

Rhino-Rack Australia Headquarters:	Sydney, Australia	Leased

Rhino-Rack Australia Perth Distribution Facility:	Perth, Australia	Leased

Rhino-Rack U.S. Distribution Facility:	Denver, Colorado	Leased

Rhino-Rack N.Z. Distribution Facility:	Wellington, New Zealand	Leased

MAXTRAX and TRED Australia Headquarters:	Brisbane, Australia	Leased

Discontinued Operations

Precision Sport Segment

Sierra U.S. Distribution and Manufacturing Facilities:	Sedalia, Missouri	Owned

Barnes U.S. Distribution and Manufacturing Facilities:	Mona, Utah	Owned

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

U.S. Consumer Product Safety Commission

In January 2021, Black Diamond Equipment, Ltd. (“BDEL”) wrote to the U.S. Consumer Product Safety Commission (“CPSC”) outlining its new cradle solution for certain models of its avalanche beacon transceivers to prevent such transceivers from switching unexpectedly out of “send” mode. The proposed new cradle solution was designed to improve transceiver safety by locking the transceiver into “send” mode prior to use so that it would not switch unexpectedly out of “send” mode. BDEL also requested approval for the CPSC Fast-Track Program for a voluntary product recall to implement this cradle solution. The CPSC approved the recall and entered into a Corrective Action Plan agreement with BDEL in March 2021. BDEL received a letter from the CPSC, dated October 28, 2021, stating that the CPSC is investigating whether BDEL has timely complied with the reporting requirements of Section 15(b) of the Consumer Protection Safety Act and related regulations regarding certain models of avalanche transceivers switching unexpectedly out of “send” mode.

Separately, on April 21, 2022, BDEL filed a Section 15(b) report and applied for Fast-Track consideration for a voluntary recall, consisting of free repair or replacement of such malfunctioning models of avalanche transceivers, which would not switch from “send” mode to “search” mode due to an electronic malfunction in the reed switch or foil. The CPSC approved the recall and entered into a

Corrective Action Plan agreement with BDEL in August 2022. BDEL received a letter from the CPSC, dated January 17, 2023, stating that the CPSC is investigating whether BDEL has timely complied with the reporting requirements of Section 15(b) of the Consumer Protection Safety Act and related regulations regarding the malfunction in the reed switch or foil in certain models of avalanche transceivers switching out of “search” mode. BDEL responded to the CPSC’s investigation by letter dated March 31, 2023, accompanied with documents responsive to the CPSC’s requests. The CPSC asked for further clarification and documents, and BDEL sent a responsive letter accompanied by additional documents on June 23, 2023. On September 6, 2023, the CPSC requested further clarification and information regarding the reed switch issue, to which BDEL responded on October 6 and 13, 2023.

By letters dated October 12, 2023 and December 18, 2023, BDEL was notified by the CPSC that the agency staff had concluded we failed to timely meet our statutory reporting obligations under the Consumer Product Safety Act with respect to certain models of BDEL’s avalanche transceivers switching unexpectedly out of “send” mode and certain models of BDEL’s avalanche transceivers not switching from “send” mode into “search” mode, that we made a material misrepresentation in a report to the CPSC, and that the agency staff intends to recommend that the CPSC impose substantial civil monetary penalties.

On November 20, 2023 and February 8, 2024, respectively, we submitted a comprehensive response disputing the CPSC’s findings and conclusions in the October 12, 2023 and December 18, 2023 letters, including the amount of any potential penalties. The CPSC may ultimately disagree with our position and the agency staff has recommended substantial civil monetary penalties which the Company intends to strongly contest and vigorously defend against. We cannot assure on what terms this matter will be resolved. Any penalties imposed by the CPSC or other regulators, could be costly to us and could damage our business and reputation as well as have a material adverse effect on the Company’s liquidity, stock price, consolidated financial position, results of operations and/or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed for trading on NASDAQ Global Select Market under the trading symbol “CLAR”.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock to the cumulative total return of the NASDAQ Global Select Market Composite and the Russell 2000 Index for the period commencing on December 31, 2018 and ending on December 31, 2023 (the “Measuring Period”). The graph assumes that the value of the investment in our common stock and the indexes was $100 on December 31, 2018. The yearly change in cumulative total return is measured by dividing (1) the sum of (i) the cumulative amount of dividends for the Measuring Period, assuming dividend reinvestment, and (ii) the change in share price between the beginning and end of the Measuring Period, by (2) the share price at the beginning of the Measuring Period.

Historical stock price performance should not be relied on as indicative of future stock price performance.

Total Return Analysis

	2018	2019	2020	2021	2022	2023
Clarus Corporation	$100.00	$134.98	$154.29	$278.73	$79.84	$71.28
The Russell 2000 Index	$100.00	$123.72	$146.44	$166.50	$130.60	$150.31
NASDAQ Global Select Market	$100.00	$135.60	$193.97	$238.82	$160.92	$233.41

Stockholders

On March 4, 2024, the last reported sales price for our common stock was $5.80 per share. As of March 4, 2024, there were 70 holders of record of our common stock.

Dividends

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a Quarterly Cash Dividend program of $0.025 per share of the Company’s common stock or $0.10 per share on an annualized basis. In 2023, 2022 and 2021, our total Quarterly Cash Dividends were $3,750,000, $3,721,000, and $3,335,000 respectively.

On March 5, 2024, the Company announced that its Board of Directors approved the payment on March 18, 2024 of the Quarterly Cash Dividend to the record holders of shares of the Company’s common stock as of the close of business on March 28, 2024.

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

Recent Sales of Unregistered Securities

None.

Recent Purchases of our Registered Equity Securities

On August 1, 2022, the Company announced that its Board of Directors had terminated its $30,000,000 share repurchase program, which still had $10,793,587 available. The program was replaced with a new stock repurchase program that allows the repurchase of up to $50,000,000 of the Company’s outstanding common stock, which still had $42,829,217 available as of December 31, 2023. No repurchases of shares of the Company’s common stock occurred during the three months ended December 31, 2023.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity plans as of December 31, 2023:

Plan Category	(A) Number of securities to be issued upon exercise of outstanding, warrants and rights	(B) Weighted-average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders (1)	4,856,347	$18.45	10,186,530

Total	4,856,347	$18.45	10,186,530

(1)	Consists of stock options and restricted stock awards issued and issuable under the 2005 Stock Incentive Plan and the 2015 Stock Incentive Plan. There are a total of 1,616,666 restricted stock awards included in column (A) that do not have an exercise price. Excluding these restricted stock awards, the weighted average exercise price of outstanding options, warrants and rights is $11.45.

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

Potential risks and uncertainties that could cause the actual results of operations or financial condition of the Company to differ materially from those expressed or implied by forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, the overall level of consumer demand on our products; general economic conditions and other factors affecting consumer confidence, preferences, and behavior, including, without limitation, the impact of inflation; disruption and volatility in the global currency, capital and credit markets; the financial strength of retail economies and the Company’s customers; the Company’s ability to implement its business strategy; the ability of the Company to execute and integrate acquisitions; the Company’s exposure to product liability or product warranty claims and other loss contingencies, including, without limitation, recalls and liability claims relating to our avalanche beacon transceivers; disruptions and other impacts to the Company’s business, as a result of an outbreak of disease or similar public health threat, such as the COVID 19 global pandemic, and government actions and restrictive measures implemented in response; stability of the Company’s manufacturing facilities and suppliers, as well as consumer demand for our products, in light of disease epidemics and health-related concerns such as the COVID 19 global pandemic; the impact that global climate change trends may have on the Company and its suppliers and customers, increased focus on sustainability issues as a result of global climate change; regulatory or market responses to global climate change; the Company’s ability to protect patents, trademarks and other intellectual property rights; any breaches of, or interruptions in, our information systems; the ability of our information technology systems or information security systems to operate effectively, including as a result of security breaches, viruses, hackers, malware, natural disasters, vendor business interruptions or other causes; our ability to properly maintain, protect, repair or upgrade our information technology systems or information security systems, or problems with our transitioning to upgraded or replacement systems; the impact of adverse publicity about the Company and/or its brands and products, including without limitation, through social media or in connection with brand damaging events and/or public perception; the potential impact of the Consumer Products Safety Commission’s investigation related to the Company’s reporting obligations under the Consumer Product Safety Act in connection with the Company’s recall of certain models of its avalanche transceivers on our business, results of operations, and financial condition; fluctuations in the price, availability and quality of raw materials and contracted products as well as foreign currency fluctuations; ongoing disruptions and delays in the shipping and transportation of our products due to port congestion, container ship availability and/or other logistical challenges; the impact of political unrest, natural disasters or other crises, terrorist acts, acts of war and/or military operations; our ability to utilize our net operating loss carryforwards; changes in tax laws and liabilities, tariffs, legal, regulatory, political and economic risks; the Company’s ability to maintain a quarterly dividend; our ability to obtain additional capital and funding on acceptable terms to meet our financial obligations as well as to support our business operations and  growth strategy; and any material differences in the actual financial results of the Company’s past and future acquisitions, including the impact of acquisitions and any recognition of impairment or other charges relating to any such acquisitions on the Company’s future earnings per share. More information on potential factors that could affect the Company’s financial results can be found under Item 1A. Risk Factors of this Annual Report on Form 10-K. All forward-looking statements included in this Annual Report on Form 10-K are based upon information available to the Company as of the date of this Annual Report on Form 10-K, and speak only as the date hereof. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K.

Overview

Headquartered in Salt Lake City, Utah, Clarus is a global leading designer, developer, manufacturer and distributor of best-in-class outdoor equipment and lifestyle products focused on the outdoor enthusiast markets. Each of our brands has a long history of continuous product innovation for core and everyday users alike. The Company’s products are principally sold globally under the Black Diamond®,

Rhino-Rack®, MAXTRAX®, and TRED Outdoors® brand names through outdoor specialty and online retailers, our own websites, distributors and original equipment manufacturers. Our portfolio of iconic brands is well-positioned for sustainable, long-term growth underpinned by powerful industry trends across the outdoor and adventure sport end markets.

Our iconic brands are rooted in performance-defining technologies that enable our customers to have their best days outdoors. We have a long history of technical innovation and product development, backed by an extensive patent portfolio that continues to evolve and advance our markets. We focus on enhancing our customers’ performance in the most critical moments. Our commitment to quality, rigorous safety, and ultimately best-in-class design is evidenced by outstanding industry recognition, as we have received numerous product awards across our portfolio of brands.

Each of our brands represents a unique customer value proposition. Supported by six decades of proven innovation, Black Diamond is an established global leader in high-performance, activity-based climbing, skiing, and technical mountain sports equipment. The brand is synonymous with premium performance, safety and reliability. Founded in 1992, our Rhino-Rack brand is a globally-recognized designer and distributor of highly-engineered automotive roof racks and accessories to enhance the outdoor enthusiast’s overlanding experience. Founded in 2005, our MAXTRAX brand offers high-quality overlanding and off-road vehicle recovery and extraction tracks for the overland and off-road market. Similarly, TRED, founded in 2012, is a trusted brand for key retailers and distributors in the overlanding and off-road vehicle recovery market.

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

On August 21, 2017, the Company acquired Sierra Bullets, L.L.C. (“Sierra”). On November 6, 2018, the Company acquired the assets of SKINourishment, Inc. (“SKINourishment”). On October 2, 2020, the Company completed the acquisition of certain assets and liabilities constituting the Barnes business (“Barnes”). On July 1, 2021, the Company completed the acquisition of Australia-based Rhino-Rack Holdings Pty Ltd (“Rhino-Rack”). On December 1, 2021, the Company completed the acquisition of Australia-based MaxTrax Australia Pty Ltd (“MAXTRAX”). On October 9, 2023, the Company completed the acquisition of Australia-based TRED Outdoors Pty Ltd. (“TRED”).

On February 29, 2024, the Company and Everest/Sapphire Acquisition, LLC, its wholly-owned subsidiary, completed the sale to Bullseye Acquisitions, LLC, an affiliate of JDH Capital Company, of all of the equity associated with the Company’s Precision Sport segment, which is comprised of the Company’s subsidiaries Sierra and Barnes Bullets – Mona, LLC (“Barnes”), pursuant to a Purchase and Sale Agreement dated as of December 29, 2023, by and among, Bullseye Acquisitions, LLC, Everest/Sapphire Acquisition, LLC and the Company (the “Precision Sport Purchase Agreement”). Under the terms of the Precision Sport Purchase Agreement, the Company received net proceeds of approximately $37,871,000 in cash, after payment of certain fees and settlement of the Restated Credit Agreement, for all of the equity associated with the Company’s Precision Sport segment. The activities of the Precision Sport segment have been segregated and reported as discontinued operations for all periods presented. See Note 3 to our consolidated financial statements for financial information regarding discontinued operations.

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis. The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. In 2023, 2022 and 2021 our total Quarterly Cash Dividends were $3,750,000, $3,721,000, and $3,335,000, respectively. On March 5, 2024, the Company announced that its Board of Directors approved the payment on March 18, 2024 of the Quarterly Cash Dividend of $0.025 to the record holders of shares of the Company’s common stock as of the close of business on March 28, 2024.

Restructuring

Starting in 2023, the Company began incurring expenses to facilitate long-term sustainable growth through cost reduction actions, consisting of employee reductions, facility rationalization and contract termination costs. During the year ended December 31, 2023, the Company incurred $3,223,000 of restructuring charges related to these actions. The Company accrues for restructuring costs when they are probable and reasonably estimable. These costs include severance costs, exit costs, and other restructuring costs and are included in Restructuring charges in the consolidated statements of comprehensive (loss) income. Severance costs primarily consist of severance benefits through payroll continuation, conditional separation costs and employer tax liabilities, while exit costs primarily consist of lease exit and contract termination costs. Other costs consist primarily of costs related to the discontinuance of certain product lines and are distinguishable and directly attributable to the Company’s restructuring initiative and not a result of external market factors associated with the ongoing business. We estimate that we will incur restructuring costs related to employee-related costs and facility exit costs during the year 2024; however, the Company cannot estimate the total amount expected to be incurred as cost reduction actions continue to be evaluated. The Company anticipates completing these restructuring activities in 2024.

Impact of COVID-19

The global outbreak of COVID 19 was declared a pandemic by the World Health Organization and a national emergency by each of the U.S., European, and Australian governments in March 2020, with governments worldwide implementing safety measures restricting travel and requiring citizen lockdowns and self-confinements for quarantining purposes. During the years ended December 31, 2020, 2021, and 2022, this had negatively affected the U.S., European, Australian and global economies, disrupted global supply chains, and resulted in significant transport restrictions and disruption of global financial markets.

An outbreak of disease or similar public health threat, such as the COVID 19 pandemic, could have, and in the case of the COVID 19 pandemic has had and may continue to have, a significant impact on the global supply chain, with restrictions and limitations on related activities causing disruption and delay, along with increased raw material, storage, and shipping costs. Any of these disruptions and delays may strain domestic and international supply chains, which could negatively affect the flow or availability of certain critical raw materials and finished good products that the Company relies upon. Furthermore, the foregoing impacts may significantly increase demand from online sales channels, including our website, and could impact our logistical operations, including our fulfillment and shipping functions, which may result in periodic delays in the delivery of our products.

We expect that an outbreak of disease or similar public health threat, such as the COVID 19 pandemic, could have, and in the case of the COVID 19 pandemic may continue to have, an impact on the Company’s sales and profitability in future periods. The duration of these trends and the magnitude of such impacts cannot be precisely estimated at this time, as they are affected by a number of factors (some of which are outside management’s control), including those presented in Item 1A. Risk Factors.

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

●	Fair value of net assets acquired in business combinations – We allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over these fair values is recorded as goodwill. We engage independent third-party valuation specialists to assist us in determining the fair values of certain assets acquired and liabilities assumed. Such valuations require management to make significant estimates and

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

●	Income taxes – We account for income taxes using the asset and liability method. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. We may make assumptions, judgments and estimates in order to determine the future taxable income available to support the recoverability of deferred tax assets at a more-likely-than-not threshold. The sources of future taxable income include 1) future reversal of existing taxable temporary differences, 2) taxable income in carryback years if carryback is permitted, 3) future taxable income from future operations, and 4) tax planning strategies. The degree and subjectivity and judgment increases as the source of future taxable income becomes more inherently subjective. Our assumptions, judgments and estimates relative to the realizability of a deferred tax asset take into account predictions of the amount and category of expected future taxable income. Actual operating results and the underlying amount and category of income in future years could cause our current assumptions, judgments and estimates of recoverable net deferred taxes to be inaccurate. Changes in any of the assumptions, judgments and estimates mentioned above related to the realizability of deferred tax assets, could materially affect our financial position and results of operations.
●	Goodwill and indefinite-lived intangible assets – We assess the recoverability of our reporting units’ carrying value of goodwill by performing a qualitative assessment and/or a quantitative goodwill impairment test. At a minimum, we perform an annual assessment of possible goodwill impairment as of December 31st of each year. Management may perform an interim goodwill impairment assessment whenever events or circumstances make it more likely than not that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell or dispose of the reporting unit. If we begin with a qualitative assessment and are able to support the conclusion that it is not more likely than not that the fair value of the reporting unit is less than its carrying value, we are not required to perform the quantitative goodwill impairment test. Otherwise, we are required to perform the quantitative goodwill impairment test which compares the reporting unit’s carrying value including goodwill to its estimated fair value. We estimate the reporting units’ fair value using a combination of the income approach based upon projected discounted cash flows of the reporting unit and the market approach based upon the market multiple of comparable publicly traded companies. If the estimated fair value of the reporting entity exceeds the carrying value, the goodwill is not impaired, and no further review is required. However, if the carrying value exceeds the estimated fair value of the reporting unit, an impairment expense should be recognized for the excess of the carrying value over the fair value.

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

The market approach identifies the EBITDA multiples of comparable publicly traded companies. The reporting unit’s EBITDA projections are multiplied by the market multiple to estimate its current estimated fair value. Key assumptions utilized in estimating the reporting unit’s EBITDA include revenue and cash flow projections. If the market multiples or EBITDA value assumptions are incorrect, our goodwill impairment evaluation could also be adversely affected, and we may impair a portion or all of our goodwill, which would adversely affect our operating results in the period of impairment.

We also test indefinite-lived intangible assets for impairment annually during the fourth quarter, generally as of December 31st of each year. Management may perform an interim indefinite-lived intangible asset impairment assessment whenever events or circumstances make it more likely than not that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell or dispose of the reporting unit. If the carrying value of the indefinite-lived asset is higher than its fair value, then the asset is deemed to be impaired and the impairment charge is estimated as the difference. The Company calculates the fair value of its indefinite-lived intangible assets using the income approach, specifically the relief-from-royalty method. The relief-from-royalty method is used to estimate the cost savings that accrue to the owner of an intangible asset who would otherwise have to pay royalties or license fees on revenues earned through the use of the asset. Internally forecasted revenues, which the Company believes reasonably approximate market participant assumptions, are multiplied by a royalty rate to arrive at the estimated net after tax cost savings. The royalty rate used in the analysis is based on an analysis of empirical, market-derived royalty rates for comparable intangible assets. The net after tax cost savings are discounted using the same weighted-average cost of capital discount rate developed for purposes of the Company’s quantitative goodwill impairment test. The key uncertainties in these calculations are the assumptions used in determining the revenue associated with each indefinite-lived intangible asset and the royalty rate. If we do not achieve the results reflected in the market assumptions and forecasted estimates, our indefinite-lived intangibles impairment evaluations could be adversely affected, and we may impair a portion or all of their carrying values, which would adversely affect our operating results in the period of impairment.

No impairment was recorded during the years ended December 31, 2023 and 2021. During the year ended December 31, 2022, we recorded $92,311,000 of impairment of goodwill and indefinite-lived intangible assets, specific to the Adventure reporting unit and the Rhino-Rack trademark.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 of our consolidated financial statements.

Results of Operations (In Thousands)

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

The following presents a discussion of operations for the year ended December 31, 2023, compared with the year ended December 31, 2022:

	Year Ended December 31,
	2023	2022

Sales
Domestic sales	$112,385	$132,818
International sales	173,635	182,433
Total sales	286,020	315,251

Cost of goods sold	188,509	205,298
Gross profit	97,511	109,953

Operating expenses
Selling, general and administrative	116,367	120,814
Restructuring charges	3,223	-
Transaction costs	593	2,818
Contingent consideration (benefit) expense	(1,565)	493
Impairment of goodwill and indefinite-lived intangible assets	-	92,311

Total operating expenses	118,618	216,436

Operating loss	(21,107)	(106,483)

Other income (expense)
Interest income, net	67	-
Other, net	961	(1,035)

Total other income (expense), net	1,028	(1,035)

Loss before income tax	(20,079)	(107,518)
Income tax benefit	(4,291)	(14,716)
Loss from continuing operations	(15,788)	(92,802)

Discontinued operations, net of tax	5,642	23,022

Net loss	$(10,146)	$(69,780)

Sales

Total sales decreased $29,231, or 9.3%, to $286,020 during the year ended December 31, 2023, compared to sales of $315,251 during the year ended December 31, 2022. The decrease in sales was primarily attributable to a decrease in sales at the Outdoor and Adventure segments of $18,292 and $10,939, respectively.

Sales in the Adventure and Outdoor segments were reduced by $2,786 and $1,561, respectively, due to foreign exchange impacts from the strengthening of the U.S. dollar against foreign currencies during the year ended December 31, 2023, compared to the prior period. Sales in the Outdoor segment decreased due to continued weakness at key North American retail accounts, compounded by weakness in the European market. This weakness was partially offset by growth in the direct-to-consumer channel. Sales in the Adventure segment decreased due to lower demand from our wholesale partners in both Australia and the United States.

Domestic sales decreased $20,433, or 15.4%, to $112,385 during the year ended December 31, 2023, compared to domestic sales of $132,818 during the year ended December 31, 2022. The decrease in sales was primarily attributable to a decrease in sales at the Adventure and Outdoor segments of $11,160 and $9,273, respectively.

International sales decreased $8,798, or 4.8%, to $173,635 during the year ended December 31, 2023, compared to international sales of $182,433 during the year ended December 31, 2022. The decrease in sales was primarily attributable to a decrease in sales at the Outdoor segment of $9,019, partially offset by an increase in sales at the Adventure segment of $221.

Cost of Goods Sold

Cost of goods sold decreased $16,789, or 8.2%, to $188,509 during the year ended December 31, 2023, compared to cost of goods sold of $205,298 during the year ended December 31, 2022. The decrease in cost of goods sold was primarily attributable to a decrease in the number of units sold during the year ended December 31, 2023.

Gross Profit

Gross profit decreased $12,442, or 11.3%, to $97,511 during the year ended December 31, 2023, compared to gross profit of $109,953 during the year ended December 31, 2022. Gross margin was 34.1% during the year ended December 31, 2023, compared to a gross margin of 34.9% during the year ended December 31, 2022. Gross margin during the year ended December 31, 2023, decreased compared to the prior year due to promotional pricing and increases of $4,208 in inventory reserves at the Outdoor segment, as well as unfavorable foreign currency exchange movement. These decreases were partially offset by favorable variances, primarily related to easing freight costs, at both the Outdoor and Adventure segments.

Selling, General and Administrative

Selling, general, and administrative expenses decreased $4,447, or 3.7%, to $116,367 during the year ended December 31, 2023, compared to selling, general and administrative expenses of $120,814 during the year ended December 31, 2022. The decrease in selling, general and administrative expenses is primarily due to a decrease in stock compensation of $6,057 during the year ended December 31, 2023, compared to the prior year. The decrease was also driven by expense reduction initiatives to offset challenging market conditions, lower intangible amortization expense, and lower sales commissions due to decreased revenue. The decrease was partially offset by higher investment in e-com initiatives in the Outdoor segment and higher legal costs.

Restructuring Charges

Restructuring charges increased to $3,223 during the year ended December 31, 2023, compared to restructuring charges of $0 during the year ended December 31, 2022. The restructuring charges incurred during the year ended December 31, 2023 relate to benefits provided to employees who were or will be terminated due to the Company’s reduction-in-force as part of its continued realignment of resources within the organization of $1,328, lease exit and contract termination costs of $1,125, and other restructuring costs of $770.

Transaction Costs

Transaction expense decreased to $593 during the year ended December 31, 2023, compared to transaction costs of $2,818 during the year ended December 31, 2022. The 2023 transaction costs primarily related to the TRED Outdoor acquisition and other expenses related to the Company’s various acquisition efforts.

Contingent Consideration (Benefit) Expense

Contingent consideration benefit was $1,565 during the year ended December 31, 2023, compared to a $493 contingent consideration expense during the year ended December 31, 2022, which consisted of changes in estimated fair value of contingent consideration liabilities associated with our acquisition of MAXTRAX in 2021.

Impairment of Goodwill and Indefinite-Lived Intangible Assets

Impairment of goodwill and indefinite-lived intangible assets decreased to $0 during the year ended December 31, 2023, compared to impairment of goodwill and indefinite-lived intangible assets of $92,311 during the year ended December 31, 2022. Based on the results of the Company’s impairment analysis completed as of December 31, 2022, the Company determined that goodwill at the Adventure reporting unit and certain indefinite-lived intangible assets, specifically the Rhino-Rack trademark, were impaired and recognized a charge of $52,071 and $40,240, respectively, during the year ended December 31, 2022.

Interest Income, net

Interest income, net increased to $67 during the year ended December 31, 2023, compared to interest income, net of $0 during the year ended December 31, 2022.

Other, net

Other, net changed by $1,996, or 192.9%, to $961 during the year ended December 31, 2023, compared to other, net of ($1,035) during the year ended December 31, 2022. The change in other, net was primarily attributable to an increase in remeasurement gains recognized on the Company’s foreign denominated accounts receivable and accounts payable, partially offset by changes in mark-to-market adjustments on non-hedged foreign currency contracts during the year ended December 31, 2023.

Income Taxes

Income tax benefit decreased $10,425, or 70.8%, to $4,291 during the year ended December 31, 2023, compared to an income tax benefit of $14,716 during the same period in 2022. Our effective income tax rate was a benefit of 21.4% for the year ended December 31, 2023, and differed compared to the statutory tax rates primarily due to the impact of officer compensation limitations, partially offset by the impact of tax credits, and permanent book to tax differences related to incentive stock options. Our effective income tax rate was a benefit of 13.7% for the year ended December 31, 2022, and differed compared to the statutory tax rates due to the impact of impairment of goodwill as well as officer compensation limitations, partially offset by the impact of foreign earnings taxed at applicable statutory rates, tax credits, and permanent book to tax differences related to incentive stock options.

Discontinued Operations

Net income from discontinued operations decreased $17,380, to $5,642 during the year ended December 31, 2023, compared to net income from discontinued operations of $23,022 during the year ended December 31, 2022. The decrease in net income from discontinued operations was primarily attributable to a decrease in sales and gross profit at the Precision Sport segment of $20,493, the recording of transaction costs of $2,013 related to the sale of the Precision Sport segment, and an increase in interest expense of $3,542 due to an increase in interest rates during the period compared to the prior year. These decreases were partially offset by lower amortization, lower sales commissions, and reductions across selling, general and administrative expense at the Precision Sport segment.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

The following presents the Company’s results of operations for the year ended December 31, 2022, compared with the year ended December 31, 2021:

	Year Ended December 31,
	2022	2021

Sales
Domestic sales	$132,818	$124,819
International sales	182,433	141,152
Total sales	315,251	265,971

Cost of goods sold	205,298	178,097
Gross profit	109,953	87,874

Operating expenses
Selling, general and administrative	120,814	90,660
Transaction costs	2,818	11,520
Contingent consideration expense (benefit)	493	(1,605)
Impairment of goodwill and indefinite-lived intangible assets	92,311	-

Total operating expenses	216,436	100,575

Operating loss	(106,483)	(12,701)

Other expense
Interest expense, net	-	(17)
Other, net	(1,035)	(4,393)

Total other expense, net	(1,035)	(4,410)

Loss before income tax	(107,518)	(17,111)
Income tax benefit	(14,716)	(19,234)
Loss from continuing operations	(92,802)	2,123

Discontinued operations, net of tax	23,022	23,970

Net (loss) income	$(69,780)	$26,093

Sales

Total sales increased $49,280, or 18.5%, to $315,251 during the year ended December 31, 2022, compared to sales of $265,971 during the year ended December 31, 2021. The increase in sales was primarily attributable to an increase in sales at the Adventure and Outdoor segments of $47,767 and $1,513, respectively.

Sales increases in the Outdoor and Adventure segments were partially offset by a decrease in sales of $6,613 and $2,328, respectively, due to the strengthening of the U.S. dollar against foreign currencies during the year ended December 31, 2022, compared to the prior period. The increase at the Adventure segment is due to the full year ownership of Rhino-Rack and MAXTRAX during the year ended December 31, 2022, compared to the partial year of ownership in the prior period.

Domestic sales increased $7,999, or 6.4%, to $132,818 during the year ended December 31, 2022, compared to domestic sales of $124,819 during the year ended December 31, 2021. The increase in sales was primarily attributable to an increase in sales at the Adventure segment of $12,470. The increase at the Adventure segment is due to the full year ownership of Rhino-Rack and MAXTRAX during the year ended December 31, 2022, compared to the partial year of ownership in the prior period. This increase was partially offset by a decrease in sales at the Outdoor segment of $4,471.

International sales increased $41,281, or 29.2%, to $182,433 during the year ended December 31, 2022, compared to international sales of $141,152 during the year ended December 31, 2021. The increase in sales was primarily attributable to an increase in sales at Adventure and Outdoor segments of $35,297 and $5,984, respectively. The increase at the Adventure segment is due to the full year ownership of Rhino-Rack and MAXTRAX during the year ended December 31, 2022, compared to the partial year of ownership in the prior period.

Cost of Goods Sold

Cost of goods sold increased $27,201, or 15.3%, to $205,298 during the year ended December 31, 2022, compared to cost of goods sold of $178,097 during the year ended December 31, 2021. The increase in cost of goods sold was primarily attributable to an increase in the number of units sold and a full year of ownership of Rhino-Rack and MAXTRAX during the year ended December 31, 2022.

Gross Profit

Gross profit increased $22,079, or 25.1%, to $109,953 during the year ended December 31, 2022, compared to gross profit of $87,874 during the year ended December 31, 2021. Gross margin was 34.9% during the year ended December 31, 2022, compared to a gross margin of 33.0% during the year ended December 31, 2021. Gross margin during the year ended December 31, 2022, increased compared to the prior year as gross margin was negatively impacted by $4,408 due to the sale of Rhino-Rack and MAXTRAX inventory that was recorded at its fair value in purchase accounting during the year ended December 31, 2021. The 2022 increase was partially offset by the $269 MAXTRAX fair value inventory charge due to purchase accounting during the year ended December 31, 2022, as well as unfavorable foreign exchange impacts due to a strong U.S. dollar against foreign currencies and abnormally high freight costs.

Selling, General and Administrative

Selling, general, and administrative expenses increased $30,154, or 33.3%, to $120,814 during the year ended December 31, 2022, compared to selling, general and administrative expenses of $90,660 during the year ended December 31, 2021. The increase in selling, general and administrative expenses is primarily due to the inclusion of Rhino-Rack and MAXTRAX for the full year in 2022, which included incremental expenditure of $16,634 and $4,526 in 2022 for Rhino-Rack and MAXTRAX, respectively. Additionally, the Company incurred higher Corporate costs of $3,920 primarily related to increased payroll and stock compensation during the year ended December 31, 2022, compared to the prior year. The remaining increase was primarily attributable to the Company’s investments in retail and direct-to-consumer initiatives at the Outdoor segment.

Transaction Costs

Transaction expense decreased to $2,818 during the year ended December 31, 2022, compared to transaction costs of $11,520 during the year ended December 31, 2021, which consisted of expenses related to the Company’s various acquisition efforts. The decrease in transaction costs was primarily attributable to transaction costs incurred during the year ended December 31, 2021 related to the acquisition of Rhino-Rack and MAXTRAX that did not recur during the same period in 2022.

Contingent Consideration Expense (Benefit)

Contingent consideration expense was $493 during the year ended December 31, 2022, compared to a $1,605 contingent consideration benefit during the year ended December 31, 2021, which consisted of changes in estimated fair value of contingent consideration liabilities associated with our acquisition of Rhino-Rack and MAXTRAX in 2021.

Impairment of Goodwill and Indefinite-Lived Intangible Assets

Impairment of goodwill and indefinite-lived intangible assets increased to $92,311 during the year ended December 31, 2022, compared to impairment of goodwill and indefinite-lived intangible assets of $0 during the year ended December 31, 2021. Based on the results of the Company’s impairment analysis completed as of December 31, 2022, the Company determined that goodwill at the Adventure reporting unit and certain indefinite-lived intangible assets, specifically the Rhino-Rack trademark, were impaired and recognized a charge of $52,071 and $40,240, respectively, during the year ended December 31, 2022.

Interest Expense, net

Interest expense, net decreased to $0 during the year ended December 31, 2022, compared to interest expense, net of $17 during the year ended December 31, 2021.

Other, net

Other, net changed by $3,358, or 76.4%, to ($1,035) during the year ended December 31, 2022, compared to other, net of ($4,393) during the year ended December 31, 2021. The change in other, net was primarily attributable to losses from non-hedged foreign currency contracts during the year ended December 31, 2021, not repeating in the current period. The decrease was partially offset by an increase in remeasurement losses recognized on the Company’s foreign denominated accounts receivable and accounts payable.

Income Taxes

Income tax benefit decreased $4,518, or 23.5%, to $14,716 during the year ended December 31, 2022, compared to an income tax benefit of $19,234 during the same period in 2021. Our effective income tax rate was a benefit of 13.7% for the year ended December 31, 2022, and differed compared to the statutory tax rates primarily due to the impact of impairment of goodwill as well as officer compensation limitations, partially offset by the impact of foreign earnings taxed at applicable statutory rates, tax credits, and permanent book to tax differences related to incentive stock options. Our effective income tax rate was a benefit of 112.4% for the year ended December 31, 2021, and differed compared to the statutory tax rates due to the partial release of a valuation allowance offsetting deferred tax assets and discrete charges recorded during the period. This release of the valuation allowance is primarily due to a change in accounting method which increased taxable income and the ability to utilize NOLs. Factors that could cause our annual effective tax rate to differ materially from our quarterly effective tax rates include changes in the geographic mix of taxable income and discrete events that may occur.

Discontinued Operations

Net income from discontinued operations decreased $948, to $23,022 during the year ended December 31, 2022, compared to net income from discontinued operations of $23,970 during the year ended December 31, 2021. The decrease in net income from discontinued operations was primarily attributable to an increase in interest expense of $4,973 due to an increase in the average outstanding debt amounts, higher interest rates, and the recording of certain debt issuance costs during the period compared to the prior year and a net decrease in the direct results of the Precision Sport segment. This decrease was partially offset by an increase in sales and gross profit at the Precision Sport segment of $4,405.

Liquidity and Capital Resources (In Thousands)

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Our primary ongoing funding requirements are for working capital, expansion of our operations (both organically and through acquisitions) and general corporate needs, as well as investing in the various brands. We plan to fund these activities through a combination of our future operating cash flows and net proceeds from the sale of our Precision Sport segment. Subsequent to year end and upon the closing of the sale of the Precision Sport segment, the Company terminated and settled all outstanding borrowings on our revolving credit facility and term debt under the Restated Credit Agreement. We believe that our liquidity requirements and contractual obligations for at least the next 12 months will be adequately covered by cash provided by operations and the net proceeds from the sale of the Precision Sport segment after the settlement of the Restated Credit Agreement. Additionally, long-term contractual obligations are also currently expected to be funded from cash from operations and net proceeds from the sale of the Precision Sport segment after the settlement of the Restated Credit Agreement. For additional information regarding the Company’s credit facilities, see the section titled “Credit Agreement” below.

At December 31, 2023, we had total cash of $11,324, compared to cash of $12,061 at December 31, 2022. At December 31, 2023, the Company had $7,415 of the $11,324 in cash held by foreign entities, of which $4,950 is considered permanently reinvested.

The following presents a discussion of cash flows for the year ended December 31, 2023 compared with the year ended December 31, 2022.

	Year Ended December 31,
	2023	2022

Net cash provided by operating activities	$31,924	$14,610
Net cash used in investing activities	(11,416)	(7,751)
Net cash used in financing activities	(20,255)	(13,858)
Effect of foreign exchange rates on cash	(990)	(405)
Change in cash	(737)	(7,404)
Cash, beginning of year	12,061	19,465
Cash, end of period	$11,324	$12,061

Net Cash From Operating Activities

Net cash provided by operating activities was $31,924 during the year ended December 31, 2023, compared to net cash provided by operating activities of $14,610 during the year ended December 31, 2022. The change in net cash provided by operating activities during 2023 is primarily due to a decrease in cash outflows related to working capital of $56,604, partially offset by a decrease in stock compensation and amortization of other intangible assets, and an increase in contingent consideration benefit during the year ended December 31, 2023, compared to the same period in 2022.

Free cash flow, defined as net cash provided by operating activities less capital expenditures, of $26,207 was generated during the year ended December 31, 2023 compared to $6,360 of free cash flow during the same period in 2022. The Company believes that the non-GAAP measure, free cash flow, provides an understanding of the capital required by the Company to expand its asset base. A reconciliation of free cash flows to comparable GAAP financial measures is set forth below:

	Year Ended December 31,
	2023	2022

Net cash provided by operating activities	$31,924	$14,610
Purchase of property and equipment	(5,717)	(8,250)
Free cash flow	$26,207	$6,360

Net Cash From Investing Activities

Net cash used in investing activities was $11,416 during the year ended December 31, 2023 compared to net cash used in investing activities of $7,751 during the year ended December 31, 2021. The increase in cash used during the year ended December 31, 2023 is due to the acquisition of Tred, partially offset by a decrease in purchases of property and equipment during the year ended December 31, 2023.

Net Cash From Financing Activities

Net cash used in financing activities was $20,255 during the year ended December 31, 2023, compared to net cash used in financing activities of $13,858 during the year ended December 31, 2022. The increase in cash used during the year ended December 31, 2023, compared to the same period in 2022 was primarily due to a decrease in net proceeds from the revolving line of credit and term loan, partially offset by a decrease in purchases of treasury stock.

Net Operating Loss

As of December 31, 2023, the Company had net operating loss carryforwards (“NOLs”) and research and experimentation credit for U.S. federal income tax purposes of $7,699 and $2,997, respectively. The Company believes its U.S. Federal NOLs will substantially offset its future U.S. Federal income taxes until expiration. The majority of the Company’s pre-tax income is currently earned and expected to be earned in the U.S., or taxed in the U.S. as Subpart F income and will be offset with the NOLs. The Company has $7,669 of NOLs, none of which will expire until December 31, 2027. These NOLs are subject to compliance with Section 382 of the Internal Revenue Code of 1986, as amended.

As of December 31, 2023, the Company’s gross deferred tax asset was $39,893. The Company has recorded a valuation allowance of $714, resulting in a net deferred tax asset of $39,719, before deferred tax liabilities of $34,434. The Company has provided a valuation allowance against a portion of the net deferred tax assets as of December 31, 2023, because the ultimate realization of those assets does not meet the more-likely-than-not criteria. The majority of the Company’s deferred tax assets consist of net operating loss carryforwards for federal tax purposes. If a change in control were to occur, these could be limited under Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended.

Credit Agreement

As of December 31, 2023, the Company had drawn approximately $10,375 on the revolving loan commitment at December 31, 2023 and $109,375 was outstanding under the term loan commitment. As of December 31, 2023, the interest rates on the revolving loan and term loan commitments ranged between approximately 7.7% and 9.8%. Subsequent to year end and upon the closing of the sale of the Precision Sport segment, the Company terminated and settled all outstanding borrowings on our revolving credit facility and term debt under the Restated Credit Agreement.

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

Interest Rate Risks

Our primary exposure to market risk is interest rate risk associated with our credit facility since the interest is indexed to market rates. We entered into our current credit facility on April 18, 2022, and simultaneously terminated our previous credit facility. The applicable interest rate for the outstanding borrowings under our credit facility as of December 31, 2023 ranged between approximately 7.7% and 9.8%. As of December 31, 2022, the interest rate was approximately 6.3%. Amounts outstanding as of December 31, 2023 and 2022 were $119,750,000 and $138,360,000, respectively. Subsequent to year end and upon the closing of the sale of the Precision Sport segment, the Company terminated and settled all outstanding borrowings on our revolving credit facility and term debt under the Restated Credit Agreement.

Foreign Currency Risks

Our consolidated financial statements are denominated in, and our principal currency is, the U.S. dollar. We transact business predominantly in U.S. dollars, Australian dollars, Euros (EUR), and Canadian dollars ($CAD). Given the current geopolitical environment and other economic uncertainties worldwide, changes in these and other currencies in relation to the U.S. dollar will affect our sales and profitability and could result in exchange losses. For the year ending December 31, 2023, approximately 54% of our sales from continuing operations were denominated in foreign currencies (compared to 53% of our sales from continuing operations in the prior year), the most significant of which were the Australian Dollar, Euro, Canadian Dollar, Norwegian Kroner, and Swiss Franc. Our Australian Dollar denominated expenses associated with our Australian operations (which include business operations and distribution facilities) provide a natural hedge for Australian Dollar denominated revenues.

The Company’s primary exchange rate risk management objective is to attempt to mitigate the uncertainty of anticipated cash flows attributable to changes in foreign currency exchange rates. The Company primarily focuses on mitigating changes in cash flows resulting from sales denominated in currencies other than the U.S. dollar. The Company manages this risk primarily by using currency forward and option contracts. As of December 31, 2023 and 2022, we had entered into foreign currency forward contracts for Euros and Canadian dollars, which qualified as cash flow hedges. As of December 31, 2023 and 2022, the aggregate notional amounts of Euro contracts were EUR 20,612,000 and EUR 20,760,000, respectively, and the aggregate notional amounts of Canadian dollar contracts were $CAD

7,925,000 and $CAD 2,807,000, respectively. A hypothetical 10% change in foreign currency rates would not have a material effect on foreign currency gains and losses related to the foreign currency derivatives or the net fair value of the Company’s foreign currency derivatives. Gains or losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying hedged transaction. These offsetting gains and losses are not reflected above. See Note 9 to our consolidated financial statements for additional discussion of our foreign currency contracts.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CLARUS CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Clarus Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Clarus Corporation and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of comprehensive (loss) income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Goodwill — Adventure reporting unit goodwill — Refer to Notes 1 and 6 to the financial statements

Critical Audit Matter Description

The Company's evaluation of goodwill for impairment involves the comparison of the estimated fair value of a reporting unit to its carrying value. The Company estimates the reporting unit’s fair value using a combination of the income approach, which uses projected discounted cash flows, and the market approach, which uses earnings before interest, taxes, depreciation, and amortization (EBITDA) market multiples of comparable publicly traded companies. The determination of the fair value using the income approach requires management to make significant estimates and assumptions related to revenue and cash flow projections and discount rates. The determination of the fair value using the market approach also requires management to make significant estimates and assumptions related to revenue and cash flow projections used to determine EBITDA as well as the market multiples of comparable publicly traded companies. The goodwill balance allocated to the Adventure reporting unit was $39,320,000 as of December 31, 2023. The fair value of the reporting unit exceeded its carrying value and therefore, no impairment was recognized for the year ended December 31, 2023.

We identified the valuation of the Adventure reporting unit as a critical audit matter because of the significant estimates and assumptions management made to determine the fair value. The audit of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to revenue and cash flow projections, and the selection of EBITDA multiples and discount rate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the revenue and cash flow projections (“projections”), and the selection of EBITDA multiples and discount rate for the valuation of the Adventure reporting unit included the following, among others:

●	We tested the effectiveness of internal controls over the goodwill impairment analysis, including those over revenue and cash flow projections, and the selection of EBITDA multiples and discount rate.
●	We evaluated the reasonableness of management’s projections by comparing the projections to:
–	Historical revenues and cash flows.
–	Internal communications to management and the Board of Directors.
–	Projected information included in industry reports and certain of its peer companies.
●	With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodologies, EBITDA multiples and discount rate by:
–	Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculations.
–	Developing a range of independent estimates and comparing those estimates to the discount rate selected by management.
–

Evaluating EBITDA multiples, including testing the underlying source information and mathematical accuracy of the calculations, and comparing the multiples selected by management to its comparable publicly traded companies.

Discontinued Operations — Refer to Notes 1 and 3 to the financial statements

Critical Audit Matter Description

On February 29, 2024, the Company completed the sale of the Precision Sport segment pursuant to a Purchase and Sale Agreement dated December 29, 2023. Management determined that the planned sale met the criteria for the Precision Sport segment to be classified as held for sale and the results of its operations are presented as discontinued operations for all periods presented in accordance with Accounting Standard Codification 205-20, Discontinued Operations (“ASC 205-20”).

We identified the presentation and disclosure of the discontinued operations as a critical audit matter given the discontinued operations are material to the financial statements and the significance of judgments made by management in its application of ASC 205-20, and the increased extent of auditor effort and judgment required to assess management's identification, segregation, and presentation and disclosure related to the planned sale of the Precision Sport segment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures performed over the Company's discontinued operations presentation and disclosure related to the planned sale of the Company’s Precision Sport segment included the following, among others:

●	We tested the effectiveness of internal controls over the Company's discontinued operations assessment process, including controls related to management's identification, segregation, and presentation and disclosure in the Company’s financial statements;
●	We obtained and evaluated the Company's memorandum that documented management's presentation and disclosure conclusions with respect of relevant accounting standards;
●	We tested the classification of amounts included in discontinued operations by agreeing such amounts to the Company's historical accounting records.

/s/ Deloitte & Touche LLP

Salt Lake City, Utah

March 7, 2024

We have served as the Company’s auditor since 2018.

CLARUS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2023	2022
Assets
Current assets
Cash	$11,324	$11,981
Accounts receivable, net	53,971	48,134
Inventories	91,409	107,602
Prepaid and other current assets	4,865	6,300
Income tax receivable	892	3,034
Assets held for sale	137,284	61,568
Total current assets	299,745	238,619

Property and equipment, net	16,587	17,304
Other intangible assets, net	41,466	48,296
Indefinite-lived intangible assets	58,527	58,401
Goodwill	39,320	36,278
Deferred income taxes	22,869	17,912
Other long-term assets	16,824	17,440
Non-current assets held for sale	-	83,895
Total assets	$495,338	$518,145

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$20,015	$24,767
Accrued liabilities	24,580	20,553
Income tax payable	805	421
Current portion of long-term debt	119,790	11,904
Liabilities held for sale	5,744	6,950
Total current liabilities	170,934	64,595

Long-term debt, net	-	127,082
Deferred income taxes	18,124	18,506
Other long-term liabilities	14,160	15,854
Total liabilities	203,218	226,037

Stockholders’ Equity
Preferred stock, $0.0001 par value per share; 5,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value per share; 100,000 shares authorized; 42,761 and 41,637 issued and 38,149 and 37,048 outstanding, respectively	4	4
Additional paid in capital	691,198	679,339
Accumulated deficit	(350,739)	(336,843)
Treasury stock, at cost	(32,929)	(32,707)
Accumulated other comprehensive loss	(15,414)	(17,685)
Total stockholders’ equity	292,120	292,108
Total liabilities and stockholders’ equity	$495,338	$518,145

See accompanying notes to consolidated financial statements.

CLARUS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021

Sales
Domestic sales	$112,385	$132,818	$124,819
International sales	173,635	182,433	141,152
Total sales	286,020	315,251	265,971

Cost of goods sold	188,509	205,298	178,097
Gross profit	97,511	109,953	87,874

Operating expenses
Selling, general and administrative	116,367	120,814	90,660
Restructuring charges	3,223	-	-
Transaction costs	593	2,818	11,520
Contingent consideration (benefit) expense	(1,565)	493	(1,605)
Impairment of goodwill and indefinite-lived intangible assets	-	92,311	-

Total operating expenses	118,618	216,436	100,575

Operating loss	(21,107)	(106,483)	(12,701)

Other income (expense)
Interest income (expense), net	67	-	(17)
Other, net	961	(1,035)	(4,393)

Total other income (expense), net	1,028	(1,035)	(4,410)

Loss before income tax	(20,079)	(107,518)	(17,111)
Income tax benefit	(4,291)	(14,716)	(19,234)
(Loss) income from continuing operations	(15,788)	(92,802)	2,123

Discontinued operations, net of tax	5,642	23,022	23,970

Net (loss) income	(10,146)	(69,780)	26,093

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,405	(12,387)	(6,721)
Unrealized (loss) gain on hedging activities	(134)	(248)	1,171
Other comprehensive income (loss)	2,271	(12,635)	(5,550)
Comprehensive (loss) income	$(7,875)	$(82,415)	$20,543

(Loss) income from continuing operations per share:
Basic	$(0.42)	$(2.49)	$0.06
Diluted	(0.42)	(2.49)	0.06

Net (loss) income per share:
Basic	$(0.27)	$(1.88)	$0.79
Diluted	(0.27)	(1.88)	0.73

Weighted average shares outstanding:
Basic	37,485	37,201	33,136
Diluted	37,485	37,201	35,686

See accompanying notes to consolidated financial statements.

CLARUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash Flows From Operating Activities:
Net (loss) income	$(10,146)	$(69,780)	$26,093
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	7,602	7,626	5,985
Amortization of other intangible assets	12,748	15,326	9,834
Impairment of goodwill and indefinite-lived intangible assets	-	92,311	-
Amortization of debt issuance costs	928	824	505
Loss (gain) on disposition of property and equipment	54	(81)	(63)
Noncash lease expense	3,741	3,081	2,384
Contingent consideration (benefit) expense	(1,565)	451	(1,675)
Stock-based compensation	5,292	11,361	9,477
Deferred income taxes	(6,348)	(9,523)	(14,423)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	6,078	(8,326)	(6,464)
Inventories	13,211	(19,487)	(34,071)
Prepaid and other assets	2,134	1,150	(3,560)
Accounts payable	(4,940)	1,371	2,746
Accrued liabilities	540	(5,037)	2,935
Income taxes	2,595	(6,657)	(7)
Net cash provided by (used in) operating activities	31,924	14,610	(304)

Cash Flows From Investing Activities:
Purchase of businesses, net of cash acquired	(5,648)	-	(160,988)
Proceeds from disposition of property and equipment	199	499	229
Purchase of intangible assets	(250)	-	-
Purchases of property and equipment	(5,717)	(8,250)	(17,383)
Net cash used in investing activities	(11,416)	(7,751)	(178,142)

Cash Flows From Financing Activities:
Proceeds from revolving credit facilities	51,243	95,611	122,140
Repayments on revolving credit facilities	(59,835)	(96,064)	(119,219)
Repayments on term loans	(11,126)	(126,810)	(7,467)
Proceeds from issuance of term loans	-	125,000	109,157
Payment of debt issuance costs	-	(1,385)	(985)
Purchase of treasury stock	(222)	(8,267)	(651)
Proceeds from exercise of options	3,435	2,721	1,805
Cash dividends paid	(3,750)	(3,721)	(3,335)
Payment of contingent consideration	-	(943)	-
Proceeds from the sale of common stock	-	-	80,264
Common stock issuance costs	-	-	(1,032)
Net cash (used in) provided by financing activities	(20,255)	(13,858)	180,677

Effect of foreign exchange rates on cash	(990)	(405)	(555)

Change in cash	(737)	(7,404)	1,676
Cash, beginning of year	12,061	19,465	17,789
Cash, end of period	$11,324	$12,061	$19,465

Supplemental Disclosure of Cash Flow Information:
Cash (received) paid for income taxes	$(758)	$8,639	$1,984
Cash paid for interest	$10,398	$6,586	$2,252
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Shares issued for business acquisitions	$3,132	$2,261	$57,927
Deferred stock consideration for business acquisition	$-	$-	$4,457
Contingent consideration for business acquisitions	$121	$-	$5,209
Property and equipment purchased with accounts payable	$145	$541	$269
Intangible assets purchased with accounts payable	$250	$-	$-
Lease liabilities arising from obtaining right-of-use assets	$4,441	$1,405	$6,517
Gain on transfer of entity under common control	$-	$-	$576

See accompanying notes to consolidated financial statements.

CLARUS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except per share amounts)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Equity

Balance, December 31, 2020	35,198	$4	$513,979	$(286,100)	(3,970)	$(23,789)	$500	$204,594
Net income	-	-	-	26,093	-	-	-	26,093
Other comprehensive loss	-	-	-	-	-	-	(5,550)	(5,550)
Cash dividends ($0.10 per share)	-	-	-	(3,335)	-	-	-	(3,335)
Purchase of treasury stock	-	-	-	-	(41)	(651)	-	(651)
Gain on transfer of entity under common control	-	-	576	-	-	-	-	576
Stock-based compensation expense	-	-	9,477	-	-	-	-	9,477
Proceeds from exercise of options	322	-	1,805	-	-	-	-	1,805
Issuance of common stock, net of issuance costs	3,163	-	79,232	-	-	-	-	79,232
Shares issued for business acquisitions	2,422	-	57,927	-	-	-	-	57,927
Balance, December 31, 2021	41,105	$4	$662,996	$(263,342)	(4,011)	$(24,440)	$(5,050)	$370,168
Net loss	-	-	-	(69,780)	-	-	-	(69,780)
Other comprehensive loss	-	-	-	-	-	-	(12,635)	(12,635)
Cash dividends ($0.10 per share)	-	-	-	(3,721)	-	-	-	(3,721)
Purchase of treasury stock	-	-	-	-	(578)	(8,267)	-	(8,267)
Stock-based compensation expense	-	-	11,361	-	-	-	-	11,361
Proceeds from exercise of options	424	-	2,721	-	-	-	-	2,721
Shares issued for business acquisitions	108	-	2,261	-	-	-	-	2,261
Balance, December 31, 2022	41,637	$4	$679,339	$(336,843)	(4,589)	$(32,707)	$(17,685)	$292,108
Net loss	-	-	-	(10,146)	-	-	-	(10,146)
Other comprehensive income	-	-	-	-	-	-	2,271	2,271
Cash dividends ($0.10 per share)	-	-	-	(3,750)	-	-	-	(3,750)
Purchase of treasury stock	-	-	-	-	(23)	(222)	-	(222)
Stock-based compensation expense	-	-	5,292	-	-	-	-	5,292
Proceeds from exercise of options	695	-	3,435	-	-	-	-	3,435
Shares issued for business acquisitions	429	-	3,132	-	-	-	-	3,132
Balance, December 31, 2023	42,761	$4	$691,198	$(350,739)	(4,612)	$(32,929)	$(15,414)	$292,120

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

Nature of Business

Headquartered in Salt Lake City, Utah, we are a global leading designer, developer, manufacturer and distributor of best-in-class outdoor equipment and lifestyle products focused on the outdoor enthusiast markets. Each of our brands has a long history of continuous product innovation for core and everyday users alike. The Company’s products are principally sold globally under the Black Diamond®, Rhino-Rack®, MAXTRAX®, and TRED Outdoors® brand names through outdoor specialty and online retailers, our own websites, distributors and original equipment manufacturers.

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

Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Clarus Corporation and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Unless otherwise specified, disclosures in these consolidated financial statements reflect continuing operations only. Certain prior period financial information, related to discontinued operations, have been reclassified and separately presented in the consolidated financial statements and accompanying notes to conform to the current period presentation. See Note 3 to our consolidated financial statements for further information.

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

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2023 and 2022, the Company did not hold any amounts that were considered to be cash equivalents.

Accounts Receivable and Allowance for Credit Losses

The Company records its trade receivables at sales value. The trade receivables do not bear interest. The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

determined by the review of their current credit information. The Company evaluates the collectability of its accounts receivable and determines the appropriate allowance for credit losses based on a combination of factors. A non-specific allowance for estimated credit losses is recorded based on historical experience of collectability. In addition, specific allowances are established for customer accounts as known collection problems occur due to insolvency, disputes or other collection issues. The amounts of these specific allowances are estimated by management based on the customer’s financial position, the age of the customer’s receivables and the reasons for any disputes. The allowance for credit losses is reduced by subsequent collections of the specific allowances or by any write-off of customer accounts that are deemed uncollectible. The allowance for credit losses was $1,412 and $981 at December 31, 2023 and 2022, respectively. There were no significant write-offs during the years ended December 31, 2023, 2022, and 2021.

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

Leases

Right-of-use (“ROU”) assets and lease liabilities are recognized at the commencement of an arrangement where it is determined at inception that a lease exists. ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. These assets and liabilities are initially recognized based on the present value of lease payments over the lease term calculated using our incremental borrowing rate. Lease terms include options to extend or terminate the lease when it is reasonably certain that those options will be exercised.

Variable lease payments are generally expensed as incurred and include certain non-lease components, such as common area maintenance and other services provided by the lessor, and other charges such as utilities, insurance and property taxes included in the lease. Leases with an initial term of 12 months or less are not recorded on the balance sheet, and the expense for these short-term leases and for leases is recognized on a straight-line basis over the lease term. Non-lease components are excluded from the ROU asset and lease liability present value computations. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Goodwill

Goodwill represents the excess of the purchase price over the fair market value of identifiable net assets of acquired companies. Goodwill is not amortized, but rather is tested for impairment at the reporting unit level annually as of December 31st of each year or more frequently if triggering events or changes in circumstances indicate impairment, such as a significant adverse change in business climate. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, or the Company elects to bypass the qualitative assessment, a quantitative impairment analysis is performed. We estimate the reporting unit’s fair value using a combination of the income approach

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

based upon projected discounted cash flows of the reporting unit and the market approach based upon the market multiple of comparable publicly traded companies. If the fair value of the reporting unit is less than its carrying amount, an impairment loss is recognized for the excess carrying amount over the fair value computation. No impairment of goodwill was recorded during the years ended December 31, 2023 and 2021. Based on the results of the Company’s annual impairment tests completed as of December 31, 2022, the Company recognized goodwill impairment in our Adventure reporting unit of $52,071 during the year ended December 31, 2022.

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

The Company’s indefinite-lived intangible assets consists of certain tradenames and trademarks that provide Black Diamond Equipment, PIEPS, Rhino-Rack, MAXTRAX, and TRED with the exclusive and perpetual rights to manufacture and sell their respective products. Indefinite-lived intangible assets are not amortized; however, they are tested for impairment annually as of December 31st of each year or more frequently if events or changes in circumstances exist that may indicate impairment. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, through this qualitative assessment, the conclusion is made that it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount, or the Company elects to bypass the qualitative assessment, a quantitative impairment analysis is performed by comparing the indefinite-lived intangible asset’s book value to its estimated fair value. The fair value for indefinite-lived intangible assets is determined through an income approach using the relief-from-royalty method. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset. No impairment of indefinite-lived intangible assets was recorded during the years ended December 31, 2023 and 2021. Based on the results of the Company’s annual impairment tests completed as of December 31, 2022, the Company recognized an impairment of indefinite-lived intangible assets in our Adventure reporting unit, specifically the Rhino-Rack trademark, of $40,240 during the year ended December 31, 2022.

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

At the time of revenue recognition, we also provide for estimated sales returns and miscellaneous claims from customers as reductions to revenues. The estimates are based on historical rates of product returns and claims. The Company accrues for such estimated returns and claims with an estimated accrual and associated reduction of revenue. Additionally, the Company records inventory that it expects to be returned as part of inventories, with a corresponding reduction of cost of goods sold.

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

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Selling, General and Administrative Expense

Selling, general and administrative expense includes personnel-related costs, including stock-based compensation, product development, selling, advertising, visual merchandise, depreciation and amortization, and other general operating expenses. Advertising costs are expensed in the period incurred. Total advertising expense for continuing operations, including cooperative advertising costs, were $8,385, $7,789, and $5,824 for the years ended December 31, 2023, 2022, and 2021, respectively.

Through cooperative advertising programs, the Company reimburses its wholesale customers for some of their costs of advertising the Company’s products based on various criteria, including the value of purchases from the Company and various advertising specifications. Cooperative advertising costs were not material for the years ended December 31, 2023, 2022, and 2021.

Product Warranty

Some of the Company’s products carry warranty provisions for defects in quality and workmanship. Warranty repairs and replacements are recorded in cost of goods sold and a warranty liability is established at the time of sale to cover estimated costs based on the Company’s history of warranty repairs and replacements. For the years ended December 31, 2023, 2022, and 2021, the Company experienced warranty claims on its products related to continuing operations of $1,007, $1,221, and $1,863, respectively.

Research and Development

Research and development costs are charged to expense as incurred, and are included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive (loss) income. Total research and development costs for continuing operations were $12,740, $13,029, and $10,406 for the years ended December 31, 2023, 2022, and 2021, respectively.

Transaction Costs

Transaction costs consists of expenses related to the Company’s various acquisition efforts and capital-raising activities, including those associated with acquiring Rhino-Rack, MAXTRAX, and TRED.

Income Taxes

Income taxes are accounted for under the asset and liability method. Income taxes are based on amounts of taxes payable or refundable in the current year and on expected future tax consequences of events that are recognized in the financial statements in different periods than they are recognized in tax returns. As a result of timing of recognition and measurement differences between financial accounting standards and income tax laws, temporary differences arise between amounts of pre-tax financial statement income and taxable income and between reported amounts of assets and liabilities in the consolidated balance sheets and their respective tax bases. Deferred income tax assets and liabilities reported in the consolidated balance sheets reflect estimated future tax effects attributable to these temporary differences and to net operating loss and net capital loss carryforwards, based on enacted tax rates expected to be in effect for years in which the differences are expected to be settled or realized. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Realization of deferred tax assets is dependent on future taxable income in specific jurisdictions. Valuation allowances are used to reduce deferred tax assets to amounts considered more likely than not to be realized. U.S. deferred income taxes are not provided on undistributed income of foreign subsidiaries where such earnings are considered to be permanently invested. Unremitted taxes on undistributed foreign earnings are not material for the years ended December 31, 2023, 2022, and 2021.

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

During the year ended December 31, 2023, no single customer contributed more than 10% of the Company’s sales from continuing operations. During the years ended December 31, 2022 and 2021, Recreational Equipment, Inc. (“REI”) accounted for approximately 10% and 14%, respectively, of the Company’s sales from continuing operations. These sales are included in the Outdoor segment. No other single customer contributed more than 10% of the Company’s sales from continuing operations during those periods. As of December 31, 2023, INEOS Automotive accounted for approximately 13% of the Company’s accounts receivable. As of December 31, 2022, no single customer contributed more than 10% of the Company’s accounts receivable.

Fair Value Measurements

The carrying value of cash, accounts receivable, and accrued liabilities approximate their respective fair values due to the short-term nature and liquidity of these financial instruments. Derivative financial instruments are recorded at fair value based on current market pricing models. The Company estimates that, due to the variable interest rates reflecting current market rates, the fair value of its debt obligations under its revolving credit facility and term loan approximate the carrying value at December 31, 2023.

Contingent Consideration Liabilities

Contingent consideration liabilities are required to be recognized at fair value as of the acquisition date. We estimate the fair value of these liabilities based on financial projections of the acquired company, such as sales-based milestones and estimated probabilities of achievement. Based on updated estimates and projections, the contingent consideration liabilities are adjusted at each reporting date to their estimated fair value. Changes in fair value subsequent to the acquisition date are reported in contingent consideration (benefit) expense in the accompanying consolidated statements of comprehensive (loss) income. Variations in the fair value of contingent consideration liabilities may result from changes in discount periods or rates, changes in the timing and amount of sales estimates, and changes in probability assumptions with respect to the likelihood of achieving sales milestones.

Segment Information

We operate our business structure within two segments. These segments are defined based on the internal financial reporting used by our chief operating decision maker to allocate resources and assess performance. Certain significant selling, general and administrative expenses are not allocated to the segments including non-cash stock compensation expense.

Recent Accounting Pronouncements

Accounting Pronouncements issued and not yet adopted

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The amendments in ASU 2023-07 are effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Company is currently evaluating the enhanced disclosure requirements, however it does not anticipate a material change to the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires a public entity to disclose in its rate reconciliation table additional categories of information about federal, state and foreign income taxes and provide more details about the reconciling items in some categories if items meet a quantitative threshold. The guidance will require all entities to disclose income taxes paid, net of refunds, disaggregated by federal (national), state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. The guidance makes several other changes to the disclosure requirements. All entities are required to apply the guidance prospectively, with the option to apply it retrospectively. The guidance is effective for public business entities for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the enhanced disclosure requirements, however it does not anticipate a material change to the consolidated financial statements.

NOTE 2. ACQUISITIONS

TRED

On September 13, 2023, Clarus entered into a Share Purchase Agreement (the “TRED Purchase Agreement”) to acquire TRED Outdoors Pty Ltd. (“TRED”), which subsequently closed on October 9, 2023. All United States dollar amounts contained herein are based on the exchange rates in effect for Australian dollars ($AUD) and the market value of the Company’s common stock at the time of closing of the acquisition of TRED (the “TRED Acquisition”).

The Company acquired TRED for an aggregate purchase price of $AUD 10,741 (approximately $6,849), subject to a post-closing adjustment, comprised of $AUD 8,875 (approximately $5,659) cash, 179 shares of the Company’s common stock valued at $1,069, and additional consideration described below. The TRED Purchase Agreement provides for the payment of additional contingent consideration of up to $AUD 1,000 (approximately $638) in cash upon the satisfaction of certain net sales targets (the “TRED Contingent Consideration”). The Company estimated the initial fair value of the TRED Contingent Consideration to be $AUD 189 (approximately $121) and has recorded this liability within accrued liabilities. See Note 11 for discussion regarding the valuation of the TRED Contingent Consideration as of December 31, 2023.

The acquisition was accounted for as a business combination. Acquisition-related costs for the TRED Acquisition, which were included in transaction costs during the year ended December 31, 2023, were $456.

MAXTRAX

On November 26, 2021, Clarus entered into a Share and Unit Purchase Agreement (the “MAXTRAX Purchase Agreement”) to acquire MaxTrax Australia Pty Ltd (“MAXTRAX”), which subsequently closed on December 1, 2021. All United States dollar amounts contained herein are based on the exchange rates in effect for Australian dollars and the market value of the Company’s common stock at the time of closing of the acquisition of MAXTRAX (the “MAXTRAX Acquisition”).

The Company acquired MAXTRAX for an aggregate purchase price of $AUD 49,744 (approximately $35,475), subject to a post-closing adjustment, comprised of $AUD 37,551 (approximately $26,780) cash, 107 shares of the Company’s common stock valued at $2,594, and additional consideration described below. The MAXTRAX Purchase Agreement also provides for the payment of additional consideration in the form of shares of the Company’s common stock valued at $AUD 6,250 (approximately $4,457) split equally on June 30, 2022 and 2023. During the years ended December 31, 2023 and 2022, approximately 250 and 108 shares, respectively, of the Company’s common stock were issued in accordance with the MAXTRAX Purchase Agreement as additional consideration. The MAXTRAX Purchase Agreement provides for the payment of additional contingent consideration up to $AUD 6,250 (approximately $4,457) in cash if certain future net sales thresholds are met during 2022 and 2023 (the “MAXTRAX Contingent Consideration”). The Company estimated the initial fair value of the MAXTRAX Contingent Consideration to be $AUD 2,307 (approximately $1,644) and recorded this liability within accrued liabilities and other long-term liabilities at the date of purchase. The net sales threshold required for the cash payment of the 2022 portion of the MAXTRAX Contingent Consideration was met during the 2022 measurement period

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

ended June 30, 2022. The net sales threshold required for the final payment of the MAXTRAX Contingent Consideration was not met during the measurement period ended June 30, 2023. As of December 31, 2023, no remaining contingent consideration liability existed related to the MAXTRAX Acquisition.

The acquisition was accounted for as a business combination. Acquisition-related costs for the MAXTRAX Acquisition, which were included in transaction costs during the year ended December 31, 2022 and 2021 were $382 and $446, respectively.

Rhino-Rack

On May 30, 2021, Clarus entered into a Share Sale and Purchase Agreement (the “Purchase Agreement”) to acquire Rhino-Rack Holdings Pty Ltd (“Rhino-Rack”), which subsequently closed on July 1, 2021. All United States dollar amounts contained herein are based on the exchange rates in effect for Australian dollars and the market value of the Company’s common stock at the time of closing of the acquisition of Rhino-Rack (the “Rhino-Rack Acquisition”).

The Company acquired Rhino-Rack for an aggregate purchase price of $AUD 269,696 (approximately $202,488), subject to a post-closing adjustment, comprised of approximately $AUD 191,249 (approximately $143,590) cash, 2,315 shares of the Company’s common stock valued at $55,333, and additional contingent consideration described below. The Purchase Agreement also provides for the payment of additional contingent consideration up to approximately $AUD 10,000 (approximately $7,508) if certain future net sales thresholds are met (the “Rhino-Rack Contingent Consideration”). The Company estimated the initial fair value of the Rhino-Rack Contingent Consideration to be $AUD 4,747 (approximately $3,565) and recorded this liability within accrued liabilities at the date of purchase. The net sales threshold required for the payment of the Rhino-Rack Contingent Consideration was not met during the measurement period ended June 30, 2022. As of December 31, 2022, no remaining contingent consideration liability existed related to the Rhino-Rack Acquisition.

The acquisition was accounted for as a business combination. Acquisition-related costs for the Rhino-Rack Acquisition, which were included in transaction costs during the year ended December 31, 2022 and 2021 were $1,799 and $10,975, respectively.

The Company believes the acquisitions of TRED, MAXTRAX, and Rhino-Rack will provide the Company with a greater combined global revenue base, increased gross margins, profitability and free cash flows, and access to increased liquidity to further acquire and grow businesses.

The following table is a reconciliation to the fair value of the purchase consideration and how the purchase consideration is allocated to assets acquired and liabilities assumed which have been estimated at their fair values. The fair value estimates for the purchase price allocation for TRED are based on the Company’s best estimates and assumptions as of the reporting date and are considered preliminary.  The fair value measurements of identifiable assets and liabilities, and the resulting goodwill related to the TRED Acquisition are subject to change and the final purchase price allocations could be different from the amounts presented below. We expect to finalize the valuations as soon as practicable, but not later than one year from the date of the acquisition. Since our initial purchase price allocation for the MAXTRAX acquisition, we have increased the fair value of accrued liabilities assumed and goodwill by $741. These adjustments were made after receiving certain information related to the fair value of assumed liabilities and such amounts were recorded during the first quarter of 2022. The fair value measurements for the acquisitions of MAXTRAX and Rhino-Rack have been completed. The excess of purchase consideration over the assets acquired and liabilities assumed is recorded as goodwill. Goodwill for TRED, MAXTRAX, and Rhino-Rack is included in the Adventure segment. The goodwill consists largely of the growth and profitability expected from these acquisitions.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

	TRED		MAXTRAX		Rhino-Rack
	October 9, 2023		December 1, 2021		July 1, 2021
	Number of Shares	Estimated Fair Value	Number of Shares	Estimated Fair Value	Number of Shares	Estimated Fair Value

Cash paid	-	$5,659	-	$26,780	-	$143,590

Issuance of shares of Clarus Corporation	179	1,069	107	2,594	2,315	55,333

Future issuance of shares of Clarus Corporation	-	-	-	4,457	-	-

Contingent consideration	-	121	-	1,644	-	3,565

Total purchase consideration	179	$6,849	107	$35,475	2,315	$202,488

Assets acquired and liabilities assumed
Assets
Cash		$11		$1,869		$7,513
Accounts receivable		1,000		2,791		10,769
Inventories		1,006		1,819		27,046
Prepaid and other current assets		11		883		644
Property and equipment		195		139		4,619
Other intangible assets		3,305		10,341		55,400
Indefinite-lived intangible assets		-		10,555		72,800
Goodwill		2,832		15,199		78,347
Other long-term assets		-		979		11,468
Total assets		8,360		44,575		268,606

Liabilities
Accounts payable and accrued liabilities		638		2,176		16,511
Income tax payable		-		251		3,413
Current portion of long-term debt		-		-		607
Long-term debt		-		-		2,107
Deferred income taxes		873		5,863		32,451
Other long-term liabilities		-		810		11,029
Total liabilities		1,511		9,100		66,118

Net Book Value Acquired		$6,849		$35,475		$202,488

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The estimated fair value of inventory was recorded at expected sales price less cost to sell plus a reasonable profit margin for selling efforts.

In connection with the acquisitions, the Company acquired exclusive rights to TRED’s, MAXTRAX’s, and Rhino-Rack’s trademarks, customer relationships, product technologies, and tradenames. The amounts assigned to each class of intangible asset, other than goodwill acquired, and the related average useful lives are as follows:

	TRED		MAXTRAX		Rhino-Rack
		Average		Average		Average
	Gross	Useful Life	Gross	Useful Life	Gross	Useful Life

Intangibles subject to amortization
Customer relationships	$1,249	8.0 years	$8,986	13.5 years	$40,400	13.5 years
Product technologies	394	6.0 years	1,355	7.0 years	15,000	10.0 years
Tradenames	1,662	12.0 years	-	N/A	-	N/A
Intangibles not subject to amortization
Trademarks	-	N/A	10,555	N/A	72,800	N/A
	$3,305	9.8 years	$20,896	12.6 years	$128,200	12.6 years

The full amount of goodwill of $2,832 at TRED, $15,199 at MAXTRAX, and $78,347 at Rhino-Rack is expected to be non-deductible for tax purposes. No pre-existing relationships existed between the Company and TRED, MAXTRAX, and Rhino-Rack or their sellers prior to the acquisition. TRED, MAXTRAX, and Rhino-Rack revenue and operating income are included in the Adventure segment. Total revenue and net income of TRED from the date of acquisition to December 31, 2023 were not material to the Company’s consolidated financial statements. Total revenue of $1,728 and net income of $183 of MAXTRAX were included in the Company’s consolidated statements of comprehensive (loss) income from the date of acquisition to December 31, 2021. Total revenue of $43,411 and net loss of $7,310 of Rhino-Rack were included in the Company’s consolidated statements of comprehensive (loss) income from the date of acquisition to December 31, 2021.

The following unaudited pro forma results are based on the individual historical results of the Company, MAXTRAX, and Rhino-Rack, with adjustments to give effect as if the acquisition and borrowings used to finance the acquisition had occurred on January 1, 2020 for MAXTRAX and Rhino-Rack, after giving effect to certain adjustments including the amortization of intangible assets, depreciation of fixed assets, interest expense and taxes and assumes the purchase price was allocated to the assets purchased and liabilities assumed based on their fair market values at the date of purchase.

	(Unaudited)
	Year Ended December 31,
	2021	2020
Sales	$331,801	$253,409
Net income	$22,399	$(1,433)
Net income per share - basic	$0.68	$(0.05)
Net income per share - diluted	$0.63	$(0.05)

The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transactions been consummated as of January 1, 2020 for MAXTRAX and Rhino-Rack. Furthermore, such pro forma information is not necessarily indicative of future operating results of the combined companies and should not be construed as representative of the operating results of the combined companies for any future dates or periods.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Material nonrecurring adjustments excluded from the unaudited pro forma financial information above consists of $12,616 transaction costs and $5,399 step up of inventory to its preliminary fair value, which were recorded as an unfavorable adjustment to cost of goods sold.

NOTE 3. DISCONTINUED OPERATIONS

On February 29, 2024, the Company and Everest/Sapphire Acquisition, LLC, its wholly-owned subsidiary, completed the sale to Bullseye Acquisitions, LLC, an affiliate of JDH Capital Company, of all of the equity associated with the Company’s Precision Sport segment, which is comprised of the Company’s subsidiaries Sierra and Barnes Bullets – Mona, LLC (“Barnes”), pursuant to a Purchase and Sale Agreement dated as of December 29, 2023, by and among, Bullseye Acquisitions, LLC, Everest/Sapphire Acquisition, LLC and the Company (the “Precision Sport Purchase Agreement”). The Precision Sport segment is engaged in the business of designing, developing, manufacturing, and marketing bullets and ammunition to the military, law enforcement, and commercial/consumer markets. Under the terms of the Precision Sport Purchase Agreement, the Buyer agreed to pay $175,000 in cash, which is subject to a customary working capital adjustment. The Company received net proceeds of approximately $37,871 in cash, after payment of certain fees and settlement of the Restated Credit Agreement, for all of the equity associated with the Company’s Precision Sport segment. As the disposition was completed during our first fiscal quarter of 2024, we expect to recognize a gain on the disposition during the three months ending March 31, 2024. The activities of the Precision Sport segment have been segregated and reported as discontinued operations for all periods presented.

The carrying amounts of the assets and liabilities of the Precision Sport segment were classified as held for sale in our consolidated balance sheets as of December 31, 2023 and 2022. The asset and liability balances as of December 31, 2023 were classified as current as we anticipated the sale of these assets and liabilities within a one year period.  The carrying amounts were as follows:

	December 31, 2023	December 31, 2022

Cash	$-	$80
Accounts receivable, net	9,914	18,419
Inventories	44,208	39,470
Prepaid and other current assets	2,931	3,599
Total current assets held for sale	57,053	61,568

Property and equipment, net	24,075	25,706
Other intangible assets, net	4,926	6,959
Indefinite-lived intangible assets	24,500	24,500
Goodwill	26,715	26,715
Other long-term assets	15	15
Total assets held for sale	$137,284	$145,463

Accounts payable	$2,441	$2,285
Accrued liabilities	3,303	4,617
Current portion of long-term debt	-	48
Total current liabilities held for sale	5,744	6,950

Total liabilities held for sale	$5,744	$6,950

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Summarized results of discontinued operations for the Precision Sport segment are as follows:

	Year Ended December 31,
	2023	2022	2021

Sales	$89,950	$132,855	$109,823
Cost of goods sold	(56,980)	(79,392)	(60,765)
Selling, general and administrative	(11,639)	(14,225)	(14,834)
Restructuring charges	(47)	-	-
Transaction costs	(2,162)	(149)	(323)
Interest expense, net	(11,437)	(7,895)	(2,922)
Other, net	(19)	(807)	11

Income from discontinued operations before taxes	7,666	30,387	30,990
Income tax expense	2,024	7,365	7,020
Income from discontinued operations, net of tax	$5,642	$23,022	$23,970

In connection with the sale of the Precision Sport segment, all interest expense related to outstanding debt that was required to be repaid with the proceeds received from the sale pursuant to the terms of the Company’s credit facility is allocated to discontinued operations in our consolidated financial statements for the years ended December 31, 2023, 2022, and 2021.

Summarized cash flow information for the Precision Sport segment discontinued operations are as follows:

	Year Ended December 31,
	2023	2022	2021

Depreciation of property and equipment	$3,452	$3,238	$2,633
Amortization of intangible assets	$2,033	$2,769	$3,753
Stock-based compensation	$151	$163	$-
Purchase of property and equipment	$1,848	$3,100	$13,486

NOTE 4. INVENTORIES

Inventories, as of December 31, 2023 and 2022, were as follows:

	December 31, 2023	December 31, 2022
Finished goods	$78,887	$93,463
Work-in-process	295	362
Raw materials and supplies	12,227	13,777
	$91,409	$107,602

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, net as of December 31, 2023 and 2022, were as follows:

	December 31, 2023	December 31, 2022

Land	$2,850	$2,850
Building and improvements	6,476	5,845
Furniture and fixtures	6,195	6,656
Computer hardware and software	8,092	7,714
Machinery and equipment	18,119	15,884
Construction in progress	1,224	2,611
	42,956	41,560
Less accumulated depreciation	(26,369)	(24,256)
	$16,587	$17,304

Depreciation expense for continuing operations was $4,150, $4,388, and $3,352 for the years ended December 31, 2023, 2022, and 2021, respectively.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in goodwill by segment:

	Outdoor	Adventure	Total

Goodwill	$29,507	$91,375	$120,882
Accumulated goodwill impairments	(29,507)	-	(29,507)

Balance at December 31, 2021	-	91,375	91,375

Impairment	-	(52,071)	(52,071)
Acquisition adjustment	-	741	741
Impact of foreign currency exchange rates	-	(3,767)	(3,767)

Balance at December 31, 2022	-	36,278	36,278

Increase due to acquisition of TRED	-	2,850	2,850
Impact of foreign currency exchange rates	-	192	192

Balance at December 31, 2023	$-	$39,320	$39,320

Due to a weakening global economy, driven by higher inflation and interest rates, and other factors affecting the market for our Adventure reporting unit products, we experienced significant declining revenue and profitability in our Adventure reporting unit and a decline in stock price during the year ended December 31, 2022. Revenues continued to decline unexpectedly during the three months ended December 31, 2022, due to a lack of product demand in what is typically the highest selling season for the product in Australia, in addition to a continued increase in interest rates. As a result, in the fourth quarter of 2022, we reduced our sales forecasts for 2023 and beyond in our Adventure reporting unit. As part of our annual impairment test as of December 31, 2022, we performed a quantitative

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

assessment using income-based and market-based approaches. As a result of this assessment, the carrying value of our Adventure reporting unit exceeded the related estimated fair value, thus an impairment of goodwill of $52,071 was recorded.

Indefinite-Lived Intangible Assets

The following table summarizes the changes in indefinite-lived intangible assets:

Balance at December 31, 2022	$58,401

Impact of foreign currency exchange rates	126

Balance at December 31, 2023	$58,527

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

Trademarks classified as indefinite-lived intangible assets by brand as of December 31, 2023 and 2022, were as follows:

	December 31, 2023	December 31, 2022
Black Diamond	$19,600	$19,600
PIEPS	3,080	2,986
Rhino-Rack	25,767	25,744
MAXTRAX	10,080	10,071
	$58,527	$58,401

Other Intangible Assets, net

The following table summarizes the changes in gross other intangible assets:

Gross balance at December 31, 2022	$77,889

Increase due to acquisitions	3,805
Impact of foreign currency exchange rates	409

Gross balance at December 31, 2023	$82,103

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Other intangible assets, net of amortization as of December 31, 2023 and 2022, were as follows:

	December 31, 2023
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life
Intangibles subject to amortization
Customer relationships	$61,215	$(30,478)	$30,737	13.8 years
Product technologies	18,003	(9,014)	8,989	10.0 years
Tradenames	1,938	(198)	1,740	11.4 years
Core technologies	947	(947)	-	10.0 years
	$82,103	$(40,637)	$41,466	12.9 years

	December 31, 2022
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life

Customer relationships	$59,770	$(22,419)	$37,351	13.9 years
Product technologies	17,009	(6,091)	10,918	10.3 years
Tradenames	163	(136)	27	5.0 years
Core technologies	947	(947)	-	10.0 years
	$77,889	$(29,593)	$48,296	13.1 years

Amortization expense for continuing operations for the years ended December 31, 2023, 2022, and 2021, was $10,715, $12,557, and $6,081, respectively. Future amortization expense for other intangible assets as of December 31, 2023 is as follows:

Years Ending December 31,	Amortization Expense
2024	$9,935
2025	8,324
2026	6,510
2027	4,750
2028	3,496
Thereafter	8,451
$41,466

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

NOTE 7. ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Accrued liabilities as of December 31, 2023 and 2022, were as follows:

	December 31, 2023	December 31, 2022

Accrued payroll and related items	$3,964	$4,345
Accrued bonus	2,047	698
Designated forward exchange contracts	221	-
Accrued warranty	1,648	1,465
Current lease liabilities	3,179	2,836
Accrued commissions	344	343
Contingent consideration liabilities	129	1,595
Restructuring liabilities	1,246	-
Other	11,802	9,271
	$24,580	$20,553

Other long-term liabilities as of December 31, 2023 and 2022, were as follows:

	December 31, 2023	December 31, 2022

Long-term lease liability	$13,030	$12,825
Deferred stock consideration for business acquisition	-	2,127
Other	1,130	902
	$14,160	$15,854

NOTE 8. LONG-TERM DEBT, NET

Long-term debt as of December 31, 2023 and 2022, was as follows:

	December 31, 2023	December 31, 2022

Revolving credit facility (a)	$10,375	$18,001
Other debt (b)	40	1,134
Term loan (c)	109,375	120,311
Debt issuance costs	-	(460)
	119,790	138,986
Less current portion	(119,790)	(11,904)
	$-	$127,082

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

All obligations under the Restated Credit Agreement are secured by our subsidiary equity interests, as well as accounts receivable, inventory, intellectual property and certain other assets owned by the Company. The Restated Credit Agreement contains restrictions on the Company’s ability to pay dividends or make distributions or other restricted payments if certain conditions in the Restated Credit Agreement are not fulfilled. The Restated Credit Agreement also includes other customary affirmative and negative covenants, including financial covenants relating to the Company’s consolidated total leverage ratio and fixed charge coverage ratio. In conjunction with the Precision Sport Purchase Agreement dated December 29, 2023, all balances owing the lenders and the Administrative Agent were required to be paid off contemporaneously with the closing of the disposition of the Precision Sport segment which occurred on February 29, 2024. Accordingly, all debt obligations were classified as current as of December 31, 2023.

(a)	As of December 31, 2023, the Company had drawn $10,375 on the revolving commitment. On February 29, 2024, upon the closing of the disposition of the Precision Sport segment, the Company terminated and paid off amounts outstanding under the revolving credit facility in full. The Company pays interest monthly on any borrowings on the Restated Credit Agreement. As of December 31, 2023 the interest rates ranged between approximately 7.7% and 9.8%, and as of December 31, 2022, the interest rate was approximately 6.3%.
(b)	Foreign subsidiaries of the Company had a revolving credit facility, which matured on March 31, 2023, and term debt with financial institutions, which matures on August 8, 2024. The foreign subsidiaries paid interest monthly on any borrowings on the credit facility as well as monthly payments on the term debt. As of December 31, 2023, the interest rate was approximately 3.2% and as of December 31, 2022, the interest rates ranged between approximately 1.3% and 4.0%. The credit facility was secured by certain assets of the foreign subsidiaries. The revolving credit facility was settled and closed as of March 31, 2023 and had no amounts outstanding.
(c)	On February 29, 2024, upon the closing of the disposition of the Precision Sport segment, the Company terminated and paid off amounts outstanding under the term loan in full. The Company pays interest monthly on any borrowings on the Restated Credit Agreement. As of December 31, 2023 and 2022, the rates were approximately 7.7% and 6.3%, respectively.

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

At December 31, 2023, the Company’s derivative contracts had remaining maturities of less than one and one-half years. The counterparties to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure of the Company’s credit risk to the counterparties is generally limited to the aggregate unrealized loss of all contracts with that counterparty, which was $256 as of December 31, 2023. The Company’s exposure of counterparty credit risk is limited to the aggregate unrealized gain on all contracts. As of December 31, 2023, there was no such exposure to the counterparties. The Company’s derivative counterparties have strong credit ratings and as a result, the Company does not require collateral to facilitate transactions.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The Company held the following contracts designated as hedged instruments as of December 31, 2023 and 2022:

December 31, 2023
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	$7,925	February 2025
Foreign exchange contracts - Euros	€ 20,612	February 2025

December 31, 2022
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	$2,807	February 2023
Foreign exchange contracts - Euros	€ 20,760	February 2024

For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive loss and reclassified to sales in the period the underlying hedged transaction is recognized in earnings. Gains of $393 and $3,124 were reclassified to sales during the years ended December 31, 2023 and 2022, respectively.

The following table presents the balance sheet classification and fair value of derivative instruments as of December 31, 2023 and 2022:

	Classification	December 31, 2023	December 31, 2022

Derivative instruments in asset positions:
Designated forward exchange contracts	Prepaid and other current assets	$-	$357

Derivative instruments in liability positions:
Designated forward exchange contracts	Accrued liabilities	$221	$-
Designated forward exchange contracts	Other long-term liabilities	$35	$6

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss (“AOCI”) primarily consists of foreign currency translation adjustments and changes in our forward foreign exchange contracts. The components of AOCI, net of tax, were as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2022	$(17,628)	$(57)	$(17,685)
Other comprehensive income before reclassifications	2,405	169	2,574
Amounts reclassified from other comprehensive income	-	(303)	(303)
Net current period other comprehensive income (loss)	2,405	(134)	2,271
Balance as of December 31, 2023	$(15,223)	$(191)	$(15,414)

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2021	$(5,241)	$191	$(5,050)
Other comprehensive (loss) income before reclassifications	(12,387)	2,163	(10,224)
Amounts reclassified from other comprehensive (loss) income	-	(2,411)	(2,411)
Net current period other comprehensive loss	(12,387)	(248)	(12,635)
Balance as of December 31, 2022	$(17,628)	$(57)	$(17,685)

The effects on net (loss) income of amounts reclassified from unrealized gains (losses) on cash flow hedges for foreign exchange contracts and foreign currency translation adjustments for the years ended December 31, 2023 and 2022 were as follows:

	Gains reclassified from AOCI to the Consolidated Statements of Comprehensive Loss
Affected line item in the Consolidated	Twelve Months Ended
Statements of Comprehensive Loss	December 31, 2023	December 31, 2022
Foreign exchange contracts:
Sales	$393	$3,124
Less: Income tax expense	90	713
Amount reclassified, net of tax	$303	$2,411

Total reclassifications from AOCI	$303	$2,411

The Company’s policy is to classify reclassifications of cumulative foreign currency translation associated with continuing operations from AOCI to Other, net.

NOTE 11. FAIR VALUE MEASUREMENTS

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

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Items Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis at December 31, 2023 and 2022 were as follows:

	December 31, 2023
	Level 1	Level 2	Level 3	Total

Assets
Designated forward exchange contracts	$-	$-	$-	$-
	$-	$-	$-	$-

Liabilities
Designated forward exchange contracts	$-	$256	$-	$256
Contingent consideration liabilities	$-	$-	$129	$129
	$-	$256	$129	$385

	December 31, 2022
	Level 1	Level 2	Level 3	Total

Assets
Designated forward exchange contracts	$-	$357	$-	$357
	$-	$357	$-	$357

Liabilities
Designated forward exchange contracts	$-	$6	$-	$6
Contingent consideration liabilities	$-	$-	$1,595	$1,595
	$-	$6	$1,595	$1,601

Derivative financial instruments are recorded at fair value based on current market pricing models. No nonrecurring fair value measurements existed at December 31, 2023 and 2022.

The Company estimated the initial fair value of the contingent consideration liabilities primarily using the Monte-Carlo pricing model. Significant unobservable inputs used in the valuation included a discount rate of 11.5%. Contingent consideration liabilities are subsequently remeasured at the estimated fair value at the end of each reporting period using financial projections of the acquired company, such as sales-based milestones and estimated probabilities of achievement, with the change in fair value recognized in contingent consideration (benefit) expense in the accompanying consolidated statements of comprehensive (loss) income for such period. We measure the initial liability and remeasure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements.

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

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The following table summarizes the changes in contingent consideration liabilities:

	TRED	MAXTRAX	Rhino-Rack	Total

Balance at December 31, 2021	-	1,672	1,813	3,485

Fair value adjustments	-	2,304	(1,811)	493
Contingent consideration payments	-	(2,148)	-	(2,148)
Impact of foreign currency exchange rates	-	(233)	(2)	(235)

Balance at December 31, 2022	$-	$1,595	$-	$1,595

Increase due to acquisition of TRED	121	-	-	121
Fair value adjustments	-	(1,565)	-	(1,565)
Impact of foreign currency exchange rates	8	(30)	-	(22)

Balance at December 31, 2023	$129	$-	$-	$129

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

Items Measured at Fair Value on a Non-Recurring Basis

In assessing the recoverability of goodwill and indefinite-lived intangible assets, management estimates the fair value of each reporting unit using Level 3 inputs through a combination of the income approach based upon projected discounted cash flows of the reporting unit and the market approach. The fair value of indefinite-lived intangible assets is estimated using Level 3 inputs through the income approach, specifically the relief-from-royalty method. The fair values are based on revenue and cash flow projections, royalty rates, and discount rates. Impairment of goodwill and indefinite-lived intangible assets was $0, $92,311, and $0 during the years ended December 31, 2023, 2022, and 2021, respectively. See Note 6 for additional information.

NOTE 12. STOCKHOLDERS’ EQUITY

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis. The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. In 2023, 2022 and 2021 our total Quarterly Cash Dividends were $3,750, $3,721 and $3,335, respectively. On March 5, 2024, the Company announced that its Board of Directors approved the payment on March 18, 2024 of the Quarterly Cash Dividend of $0.025 to the record holders of shares of the Company’s common stock as of the close of business on March 28, 2024.

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

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings (loss) per share:

	Year Ended December 31,
	2023	2022	2021

Weighted average shares outstanding - basic	37,485	37,201	33,136
Effect of dilutive stock awards	-	-	2,509
Effect of dilutive deferred stock consideration for business acquisition	-	-	41
Weighted average shares outstanding - diluted	37,485	37,201	35,686

(Loss) income from continuing operations per share:
Basic	$(0.42)	$(2.49)	$0.06
Diluted	(0.42)	(2.49)	0.06

Income from discontinued operations per share:
Basic	$0.15	$0.62	$0.72
Diluted	0.15	0.62	0.67

Net (loss) income per share:
Basic	$(0.27)	$(1.88)	$0.79
Diluted	(0.27)	(1.88)	0.73

For the years ended December 31, 2023, 2022, and 2021, equity awards of 5,424, 6,060, and 509, respectively, were outstanding and anti-dilutive and therefore not included in the calculation of net (loss) income per share for these periods.

NOTE 14. STOCK-BASED COMPENSATION PLAN

Under the Company’s current 2015 Stock Incentive Plan (the “2015 Plan”), the Company’s Board of Directors (the “Board of Directors”) has flexibility to determine the type and amount of awards to be granted to eligible participants, who must be employees, directors, officers or consultants of the Company or its subsidiaries. The 2015 Plan allows for grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted units. The aggregate number of shares of common stock that may be granted through awards under the 2015 Plan to any employee in any calendar year may not exceed 500 shares. The 2015 Plan will continue in effect until December 2025 unless terminated sooner. As of December 31, 2023, the number of shares authorized and reserved for issuance under the 2015 Plan is 10,187 shares, subject to automatic annual increase equal to 5% of the total number of shares of the Company’s outstanding common stock.

Options Granted:

During the year ended December 31, 2023, the Company issued stock options for an aggregate of 75 shares under the 2015 Plan to directors of the Company. All 75 options vest and become exercisable over a period of one year. All of the issued stock options expire ten years from the date of the grant.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2023	2022		2021

Number of options	75	430	10	500
Option vesting period	1 Year	1 - 3 Years	Immediate	1 - 3 Years
Grant price (per share)	$7.91	$18.67 - $27.65	$21.83	$15.15 - $24.43
Dividend yield	1.26%	0.36% - 0.54%	0.46%	0.41% - 0.66%
Expected volatility (a)	47.8%	38.6% - 40.9%	39.4%	39.1% - 43.6%
Risk-free interest rate	3.69%	1.46% - 3.38%	1.66%	0.50% - 1.02%
Expected life (years) (b)	5.31	5.31 - 6.01	5.50	5.31 - 6.00
Weighted average fair value (per share)	$2.48	$7.82 - $10.41	$8.03	$5.88 - $9.23

(a)	Expected volatility is based upon the Company’s historical volatility.
(b)	The expected term was determined based upon the underlying terms of the awards and the category and employment history of employee award recipient.

Using these assumptions, the fair value of the stock options granted during the years ended December 31, 2023, 2022, and 2021 was $186, $3,661, and $3,239, respectively, which will be amortized as stock-based compensation expense over the vesting period of the options.

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

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

	March 14, 2023	March 4, 2022	May 28, 2021

Number issued	500	700	500
Vesting period	$15.00 - $18.00 stock price target	$50.00 stock price target	$35.00 stock price target
Grant price (per share)	$9.60	$21.83	$23.69
Dividend yield	1.04%	0.46%	0.42%
Expected volatility	45.2%	41.0%	42.3%
Risk-free interest rate	3.64%	1.74%	0.30%
Expected term (years)	2.56 - 3.22	4.15	1.05
Weighted average fair value (per share)	$7.84 - $8.34	$15.37	$14.46

Using these assumptions, the fair value of the market condition restricted stock awards granted on March 14, 2023, March 4, 2022, and May 28, 2021 were approximately $4,046, $10,761, and $7,230, respectively.

The total non-cash stock compensation expense for continuing operations related to stock options and restricted stock awards recorded by the Company was as follows:

	Year Ended December 31,
	2023	2022	2021

Restricted stock awards	$2,540	$6,122	$5,241
Stock options	2,601	5,076	4,236
Total	$5,141	$11,198	$9,477

For the years ended December 31, 2023, 2022, and 2021, stock-based compensation costs were classified as selling, general and administrative expense. A summary of changes in outstanding options and restricted stock awards during the year ended December 31, 2023 is as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Restricted Stock Awards
Outstanding at December 31, 2022	4,246	$11.46	$-	1,546

Granted	75	2.48		500
Exercised or vested	(504)	6.82		(192)
Expired	(387)	14.28		-
Cancelled	-	-		-
Forfeited	(191)	-		(237)
Outstanding at December 31, 2023	3,239	$11.45	$-	1,617

Options exercisable at December 31, 2023	3,087	11.06	$-

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The following table summarizes the exercise price range, weighted average exercise price, and remaining contractual lives by significant ranges for options outstanding and exercisable as of December 31, 2023:

			Remaining Life In Years		Weighted Average
Exercise Price Range	Outstanding	Exercisable	Outstanding	Exercisable	Exercise Price
$4.38 - $8.02	1,477	1,459	4.7	4.7	$6.44
$8.02 - $27.65	1,762	1,628	6.9	6.9	$15.20
	3,239	3,087	6.3	6.3	$11.06

The intrinsic value of options exercised was $351, $4,381, and $3,425 during the years ended December 31, 2023, 2022, and 2021, respectively. The intrinsic value of restricted stock awards vested was $1,891, $3,336, and $1,623 during the years ended December 31, 2023, 2022, and 2021, respectively. Total fair value of options vested during the years ended December 31, 2023, 2022, and 2021 was $3,461, $5,361, and $3,227, respectively. Total fair value of restricted stock awards vested during the years ended December 31, 2023, 2022, and 2021 was $1,438, $1,157, and $991, respectively.

The fair value of unvested restricted stock awards is determined based on the market price of our shares of common stock on the grant date or using the Monte-Carlo pricing model. As of December 31, 2023, there were 153 unvested stock options and unrecognized compensation cost of $1,053 related to unvested stock options, as well as 1,617 unvested restricted stock awards and unrecognized compensation cost of $7,209 related to unvested restricted stock awards. Unrecognized compensation cost of unvested stock options and restricted stock awards are expected to be recognized over the weighted average period of 1.0 years and 2.2 years, respectively.

NOTE 15. RESTRUCTURING

Starting in 2023, the Company began incurring expenses to facilitate long-term sustainable growth through cost reduction actions, consisting of employee reductions, facility rationalization and contract termination costs. During the year ended December 31, 2023, the Company incurred $3,223 of restructuring charges related to these actions. The Company accrues for restructuring costs when they are probable and reasonably estimable. These costs include severance costs, exit costs, and other restructuring costs and are included in Restructuring charges in the consolidated statements of comprehensive (loss) income. Severance costs primarily consist of severance benefits through payroll continuation, conditional separation costs and employer tax liabilities, while exit costs primarily consist of lease exit and contract termination costs. Other costs consist primarily of costs related to the discontinuance of certain product lines and are distinguishable and directly attributable to the Company’s restructuring initiative and not a result of external market factors associated with the ongoing business. We estimate that we will incur restructuring costs related to employee-related costs and facility exit costs during the year 2024; however, the Company cannot estimate the total amount expected to be incurred as cost reduction actions continue to be evaluated. The Company anticipates completing these restructuring activities in 2024.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The following table summarizes the restructuring charges, payments and the remaining liabilities related to restructuring costs at December 31, 2023, which are included within accrued liabilities in the consolidated balance sheets.

	Outdoor	Adventure	Corporate	Total
Balance at December 31, 2022	-	-	-	-
Charges to expense:
Employee termination benefits	$859	$306	$163	$1,328
Exit costs	1,125	-	-	1,125
Other costs	770	-	-	770
Total restructuring charges	$2,754	$306	$163	$3,223
Cash payments and non-cash charges:
Cash payments	(737)	(306)	(163)	(1,206)
Product discontinuance	(251)	-	-	(251)
Asset impairments	(520)	-	-	(520)
Balance at December 31, 2023	$1,246	$-	$-	$1,246

NOTE 16. COMMITMENTS AND CONTINGENCIES

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

The Company is involved in various legal disputes and other legal proceedings that arise from time to time in the ordinary course of business. Anticipated costs related to litigation matters are accrued when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Based on currently available information, the Company does not believe that it is reasonably possible that the disposition of any of the legal disputes the Company or its subsidiaries is currently involved in will have a material adverse effect upon the Company’s consolidated financial condition, results of operations or cash flows, except for the U.S. Consumer Product Safety Commission (“CPSC”) matter discussed below. There is a reasonable possibility of loss from contingencies in excess of the amounts accrued by the Company in the accompanying consolidated balance sheets; however, the actual amounts of such possible losses cannot currently be reasonably estimated by the Company at this time. It is possible that, as additional information becomes available, the impact on the Company could have a material effect. See Item 3. “Legal Proceedings.” and Item 1A. “Risk Factors.”

U.S. Consumer Product Safety Commission

In January 2021, Black Diamond Equipment, Ltd. (“BDEL”) wrote to the U.S. Consumer Product Safety Commission (“CPSC”) outlining its new cradle solution for certain models of its avalanche beacon transceivers to prevent such transceivers from switching unexpectedly out of “send” mode. The proposed new cradle solution was designed to improve transceiver safety by locking the transceiver into “send” mode prior to use so that it would not switch unexpectedly out of “send” mode. BDEL also requested approval for the CPSC Fast-Track Program for a voluntary product recall to implement this cradle solution. The CPSC approved the recall and entered into a Corrective Action Plan agreement with BDEL in March 2021. BDEL received a letter from the CPSC, dated October 28, 2021, stating that the CPSC is investigating whether BDEL has timely complied with the reporting requirements of Section 15(b) of the Consumer Protection Safety Act and related regulations regarding certain models of avalanche transceivers switching unexpectedly out of “send” mode.

Separately, on April 21, 2022, BDEL filed a Section 15(b) report and applied for Fast-Track consideration for a voluntary recall, consisting of free repair or replacement of such malfunctioning models of avalanche transceivers, which would not switch from “send” mode to “search” mode due to an electronic malfunction in the reed switch or foil. The CPSC approved the recall and entered into a Corrective Action Plan agreement with BDEL in August 2022. BDEL received a letter from the CPSC, dated January 17, 2023, stating that the CPSC is investigating whether BDEL has timely complied with the reporting requirements of Section 15(b) of the Consumer

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Protection Safety Act and related regulations regarding the malfunction in the reed switch or foil in certain models of avalanche transceivers switching out of “search” mode. BDEL responded to the CPSC’s investigation by letter dated March 31, 2023, accompanied with documents responsive to the CPSC’s requests. The CPSC asked for further clarification and documents, and BDEL sent a responsive letter accompanied by additional documents on June 23, 2023. On September 6, 2023, the CPSC requested further clarification and information regarding the reed switch issue, to which BDEL responded on October 6 and 13, 2023.

By letters dated October 12, 2023 and December 18, 2023, BDEL was notified by the CPSC that the agency staff has concluded we failed to timely meet our statutory reporting obligations under the Consumer Product Safety Act with respect to certain models of BDEL’s avalanche transceivers switching unexpectedly out of “send” mode and certain models of BDEL’s avalanche transceivers not switching from “send” mode into “search” mode, that we made a material misrepresentation in a report to the CPSC, and that the agency staff intends to recommend that the CPSC impose substantial civil monetary penalties.

On November 20, 2023 and February 8, 2024, respectively, we submitted a comprehensive response disputing the CPSC’s findings and conclusions in the October 12, 2023 and December 18, 2023 letters, including the amount of any potential penalties. The CPSC may ultimately disagree with our position and the agency staff has recommended substantial civil monetary penalties which the Company intends to strongly contest and vigorously defend against. We cannot assure on what terms this matter will be resolved.

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

NOTE 17. INCOME TAXES

Consolidated (loss) income from continuing operations before income taxes consists of the following:

	Year Ended December 31,
	2023	2022	2021

U.S. operations	$(19,929)	$(24,318)	$(14,043)
Foreign operations	(150)	(83,200)	(3,068)
Loss from continuing operations before income tax	$(20,079)	$(107,518)	$(17,111)

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The components of the benefit for income taxes attributable to continuing operations consist of the following:

	Year Ended December 31,
	2023	2022	2021

Current:
Federal	$-	$-	$(6,064)
State and local	90	150	(162)
Foreign	833	1,575	2,057
	923	1,725	(4,169)
Deferred:
Federal	(4,972)	(1,338)	4,453
State and local	2,909	604	472
Foreign	(542)	(14,652)	(2,020)
	(2,605)	(15,386)	2,905
Change in valuation allowance for deferred income taxes	(2,609)	(1,055)	(17,970)
	(5,214)	(16,441)	(15,065)

Income tax benefit	$(4,291)	$(14,716)	$(19,234)

The allocation of income tax expense (benefit) between continuing and discontinued operations was as follows:

	Year Ended December 31,
	2023	2022	2021

Continuing operations	$(4,291)	$(14,716)	$(19,234)
Discontinued operations	2,024	7,365	7,020
	$(2,267)	$(7,351)	$(12,214)

The Company’s foreign operations that are considered to be permanently reinvested have statutory tax rates of approximately 24% to 30%.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the Company’s financial statements:

	Year Ended December 31,
	2023	2022	2021

Statutory income tax (benefit) expense	(21.0)%	(21.0)%	(21.0)%
Increase (decrease) in income taxes resulting from:
Foreign taxes	0.6	(3.5)	1.0
State income taxes, net of federal income taxes	(1.9)	1.0	3.7
Income tax credits	(6.6)	(1.3)	(6.3)
Stock options	1.2	(0.9)	(4.5)
Change in effective state rate	-	0.1	0.2
Deferred tax asset write-offs	13.0	-	-
Executive compensation limitation	4.4	2.2	5.9
Change in valuation allowance	(13.0)	(1.0)	(105.0)
Impairment of goodwill	-	10.3	-
Research and development expenditure	1.9	0.4	1.4
Fair value inventory step-up	-	-	3.9
Transaction costs	-	-	8.3
Income tax (benefit) expense	(21.4)%	(13.7)%	(112.4)%

The deferred tax asset write-offs relate to NOLs that were fully offset by a release in the valuation allowance.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Deferred income tax assets and liabilities are determined based on the difference between the financial reporting carrying amounts and tax bases of existing assets and liabilities and operating loss and tax credit carryforwards. Significant components of the Company’s existing deferred income tax assets and liabilities as of December 31, 2023 and 2022 are as follows:

	December 31,
	2023	2022

Deferred tax assets:
Net operating loss, capital loss and research & experimentation credit carryforwards	$6,752	$10,685
Capitalized research and development costs	8,937	8,205
Capitalized costs to self-constructed property	10,593	7,892
Non-cash compensation	2,360	2,534
Accrued liabilities	1,655	1,472
Reserves and other	4,624	1,960
Lease liabilities	3,902	-
Intangibles	1,070	224
	39,893	32,972
Valuation allowance	(714)	(3,323)
Net deferred tax assets	39,179	29,649
Deferred tax liabilities:
Depreciation	(1,712)	(1,390)
Intangibles	(28,470)	(28,319)
Right-of-use assets	(3,647)	-
Other	(605)	(534)
	(34,434)	(30,243)

Total	$4,745	$(594)

Certain deferred income tax balances are not netted as they represent deferred amounts applicable to different taxing jurisdictions. The Company has provided a valuation allowance against a portion of the deferred tax assets as of December 31, 2023, because the ultimate realization of those assets does not meet the more-likely-than-not criteria. The majority of the Company’s deferred tax assets consist of net operating loss carryforwards for federal tax purposes. If a change in control were to occur, these could be limited under Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended.

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

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The net change in the valuation allowance for deferred income tax assets was ($2,609), ($1,055), and ($17,970) during the years ended December 31, 2023, 2022, and 2021, respectively. A roll forward of our valuation allowance for deferred income tax assets for the years ended December 31, 2023, 2022, and 2021 is as follows:

	Balance at Beginning of Year	Charged to Costs and Expenses	Other Adjustments	Balance at End of Year

2021	$22,348	$(17,970)	$-	$4,378
2022	$4,378	$51	$(1,106)	$3,323
2023	$3,323	$26	$(2,635)	$714

As of December 31, 2023, the Company has net operating loss carryforwards (“NOLs”) and research and experimentation credit for U.S. federal income tax purposes of $7,699 and $2,997, respectively. The Company believes its U.S. Federal NOLs will substantially offset its future U.S. Federal income taxes until expiration. The majority of the Company’s pre-tax income is currently earned and expected to be earned in the U.S., or taxed in the U.S. as Subpart F. income and will be offset with the NOLs. There are no NOLs that expire on December 31, 2024.

NOLs available to offset taxable income, subject to compliance with Section 382 of the Code, begin to expire based upon the following schedule:

Net Operating Loss Carryforward Expiration Dates
December 31, 2023

Expiration Dates December 31,	Net Operating Loss Amount
2024	$-
2025	-
2026	-
2027 and beyond	7,699
Total	$7,699

Tax positions are recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. The Company conducts its business globally. As a result, the Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions and are subject to examination for the open tax years in the U.S. federal and state jurisdictions of 2016 through 2022 and in the foreign jurisdictions of 2008 through 2022. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits for the years ended December 31, 2023, 2022 and 2021 is as follows:

	December 31,
	2023	2022	2021

Balance, beginning of year	$813	$696	$427
Additions for current year tax positions	98	159	143
Additions for prior year tax positions	8	-	237
Reductions for prior year tax positions	-	(42)	(111)
Reductions due to statute expirations	(29)	-	-
Balance, end of year	$890	$813	$696

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Included in the balance of total unrecognized tax benefits at December 31, 2023 and 2022, are potential benefits of $930 and $813, respectively, that if recognized, would affect the effective rate, subject to impact of valuation allowance, on income from continuing operations. Unrecognized tax benefits that reduce a net operating loss, similar tax loss or tax credit carryforward are presented as a reduction to deferred income taxes. As a result, the Company classified $516 and $454 of its unrecognized tax benefit as a reduction to deferred tax assets as of December 31, 2023 and 2022, respectively.

Interest and penalty expense recognized related to uncertain tax positions were not significant during the years ending December 31, 2023, 2022, and 2021, respectively. Total accrued interest and penalties as of December 31, 2023 and 2022, were not significant.

NOTE 18. SEGMENT INFORMATION

We operate our business structure within two segments. These segments are defined based on the internal financial reporting used by our chief operating decision maker to allocate resources and assess performance. Certain significant selling and general and administrative expenses are not allocated to the segments including non-cash stock compensation expense. Each segment is described below:

●	Our Outdoor segment, which includes Black Diamond Equipment and PIEPS, is a global leader in designing, manufacturing, and marketing innovative outdoor engineered equipment and apparel for climbing, mountaineering, trail running, backpacking, skiing, and a wide range of other year-round outdoor recreation activities. Our Outdoor segment offers a broad range of products including: high-performance, activity-based apparel (such as shells, insulation, midlayers, pants and logowear); rock-climbing footwear and equipment (such as carabiners, protection devices, harnesses, belay devices, helmets, and ice-climbing gear); technical backpacks and high-end day packs; trekking poles; headlamps and lanterns; and gloves and mittens. We also offer advanced skis, ski poles, ski skins, and snow safety products, including avalanche airbag systems, avalanche transceivers, shovels, and probes.
●	Our Adventure segment, which includes Rhino-Rack, MAXTRAX, and TRED, is a manufacturer of highly-engineered automotive roof racks, trays, mounting systems, luggage boxes, carriers, recovery boards and accessories in Australia and New Zealand and a growing presence in the United States.

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

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Financial information for our segments, as well as revenue by geography, which the Company believes provides a meaningful depiction how the nature, timing and uncertainty of revenue are affected by economic factors, is as follows:

	Year Ended December 31,
	2023	2022	2021
Sales to external customers:
Outdoor
Domestic sales	$99,031	$108,304	$112,775
International sales	105,022	114,041	108,057
Total Outdoor	204,053	222,345	220,832
Adventure
Domestic sales	13,354	24,514	12,044
International sales	68,613	68,392	33,095
Total Adventure	81,967	92,906	45,139
Total sales to external customers	286,020	315,251	265,971
Segment operating (loss) income:
Outdoor	(2,401)	14,710	16,171
Adventure	(351)	(97,201)	(2,196)
Total segment operating (loss) income	(2,752)	(82,491)	13,975
Restructuring charges	(3,223)	-	-
Transaction costs	(593)	(2,818)	(11,520)
Contingent consideration benefit (expense)	1,565	(493)	1,605
Corporate and other expenses	(15,143)	(21,716)	(21,154)
Interest income (expense), net	67	-	(17)
Loss before income tax	$(20,079)	$(107,518)	$(17,111)

There were no intercompany sales between the Outdoor and Adventure segments for the periods presented.

Total assets by segment, as of December 31, 2023 and 2022, were as follows:

	December 31,
	2023	2022

Outdoor	$163,083	$175,820
Adventure	185,023	181,867
Corporate	9,948	14,995
	$358,054	$372,682

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Capital expenditures, depreciation and amortization by segment is as follows.

	Year Ended December 31,
	2023	2022	2021
Capital expenditures:
Outdoor	$1,542	$2,714	$3,120
Adventure	2,080	2,689	777
Total capital expenditures	$3,622	$5,403	$3,897
Depreciation:
Outdoor	$2,848	$3,180	$2,888
Adventure	1,302	1,208	464
Total depreciation	$4,150	$4,388	$3,352
Amortization:
Outdoor	$1,057	$1,001	$1,030
Adventure	9,658	11,556	5,051
Total amortization	$10,715	$12,557	$6,081

NOTE 19. LEASES

The Company has entered into leases for certain facilities, vehicles and other equipment. Our leases have remaining contractual terms of up to seven years, some of which include options to extend the leases for up to five years. Our lease costs are primarily related to facility leases for inventory warehousing, administration offices and vehicles. The Company’s finance leases are immaterial.

Lease ROU assets and liabilities as of December 31, 2023 and 2022, were as follows:

	Balance Sheet Classification	December 31, 2023	December 31, 2022

Assets
Lease ROU assets	Other long-term assets	$15,180	$15,189

Liabilities
Current lease liabilities	Accrued liabilities	$3,179	$2,836
Noncurrent lease liabilities	Other long-term liabilities	$13,030	$12,825

Lease costs were as follows:

	Affected line item in the Consolidated	Year Ended
	Statements of Comprehensive (Loss) Income	December 31, 2023	December 31, 2022
Lease costs	Cost of goods sold, Selling, general and administrative	$4,147	$2,532
Variable lease costs	Cost of goods sold, Selling, general and administrative	1,255	527
Short-term lease costs	Cost of goods sold, Selling, general and administrative	624	1,249
		$6,026	$4,308

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The maturity of lease liabilities as of December 31, 2023 are as follows:

Years Ending December 31,	Lease Payments
2024	$3,756
2025	3,836
2026	3,026
2027	2,203
2028	2,223
Thereafter	3,104
Total future lease payments	18,148
Less: amount representing interest	(1,939)
Present value of future lease payments	16,209
Less: current lease obligations	(3,179)
Long-term lease obligations	$13,030

As of December 31, 2023, our leases have a weighted-average remaining lease term of 5.3 years and a weighted-average discount rate of 3.9%.

NOTE 20. RELATED PARTY TRANSACTIONS

As part of the TRED Acquisition, on October 9, 2023, the Company paid a fee in the amount of $150 to Kanders & Company, Inc. (“Kanders & Company”) in consideration of the significant support received by the Company from Kanders & Company in sourcing, structuring, performing due diligence and negotiating the TRED Acquisition. As part of the Rhino-Rack Acquisition, on July 1, 2021, the Company paid a fee in the amount of $1,750 to Kanders & Company in consideration of the significant support received by the Company from Kanders & Company in sourcing, structuring, performing due diligence and negotiating the Rhino-Rack Acquisition. Mr. Warren B. Kanders, the Company’s Executive Chairman of the Board of Directors, is a member of the Board of Directors and sole stockholder of Kanders & Company.

Additionally, on July 1, 2021, the Company paid a fee in the amount of $250 to Kanders & Company in consideration of the significant support received by the Company from Kanders & Company in sourcing, structuring, and negotiating an amendment to the Company’s credit agreement.

On October 25, 2021, the Company paid a fee in the amount of $500 to Kanders & Company in consideration of the significant support received by the Company from Kanders & Company in sourcing, structuring, and negotiating the public offer and sale of the Company’s common stock.

NOTE 21. SUBSEQUENT EVENTS

Disposal of Precision Sport Segment

On February 29, 2024, the Company and Everest/Sapphire Acquisition, LLC, its wholly-owned subsidiary, completed the sale to Bullseye Acquisitions, LLC, an affiliate of JDH Capital Company, of all of the equity associated with the Company’s Precision Sport segment, which is comprised of the Company’s subsidiaries Sierra and Barnes Bullets – Mona, LLC (“Barnes”), pursuant to a Purchase and Sale Agreement dated as of December 29, 2023, by and among, Bullseye Acquisitions, LLC, Everest/Sapphire Acquisition, LLC and the Company (the “Precision Sport Purchase Agreement”). The Precision Sport segment is engaged in the business of designing, developing, manufacturing, and marketing bullets and ammunition to the military, law enforcement, and commercial/consumer markets. Under the terms of the Precision Sport Purchase Agreement, the Buyer paid $175,000 in cash, which is subject to a customary working capital adjustment. The Company received net proceeds of approximately $37,871 in cash, after payment of certain fees and settlement of the Restated Credit Agreement, for all of the equity associated with the Company’s Precision Sport segment. As the disposition was

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

completed during our first fiscal quarter of 2024, we expect to recognize a gain on the disposition during the three months ending March 31, 2024. The activities of the Precision Sport segment have been segregated and reported as discontinued operations for all periods presented. See Note 3 to our consolidated financial statements for financial information regarding discontinued operations.

Termination of Restated Credit Agreement

Contemporaneous with the closing of the sale of the Precision Sport segment, the Company directed $135,013 of the proceeds from the closing of the sale to pay off any and all outstanding borrowings under the Restated Credit Agreement, dated April 18, 2022, by and among the Company and JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto (the “Restated Credit Agreement”). Accordingly, on February 29, 2024, all balances owing the lenders and the Administrative Agent thereunder were paid off, and the Restated Credit Agreement was terminated, together with the Pledge and Security Agreement, effective as of May 3, 2019, by and among the Company and the Administrative Agent, as well as any and all of the other loan documentation associated therewith (including but not limited to the UCC-1 financing statements and the deeds of trust in respect of owned real property in Utah and Missouri evidencing the liens in favor of the Administrative Agent and the lenders).

CLARUS CORPORATION

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Executive Chairman and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2023, were effective.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The Company’s internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2023. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CLARUS CORPORATION

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Clarus Corporation:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Clarus Corporation and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated March 7, 2024, expressed an unqualified opinion on those financial statements.

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

March 7, 2024

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

Other information required by this Item 10 of Form 10-K will be included in our 2024 Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2024 Annual Meeting of Stockholders and is incorporated herein by reference. The 2024 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 of Form 10-K will be included in our 2024 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 of Form 10-K will be included in our 2024 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of Form 10-K will be included in our 2024 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 of Form 10-K will be included in our 2024 Proxy Statement and is incorporated herein by reference.

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
2.1

Purchase and Sale Agreement, by and among Bullseye Acquisitions, LLC, Everest/Sapphire Acquisition, LLC, and Clarus Corporation, dated as of December 29, 2023 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2024 and incorporated herein by reference).

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

10.1

Employment Agreement, dated as of March 14, 2023, between Clarus Corporation and Warren B. Kanders (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2023, and incorporated herein by reference). +

10.2

Separation Agreement, dated as of March 31, 2023, between Clarus Corporation and John Walbrecht (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2023, and incorporated herein by reference). +

10.3

Separation Agreement and General Release, dated as of August 31, 2023, between Clarus Corporation and Aaron J. Kuehne (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2023, and incorporated herein by reference). +

10.4

Form of Indemnification Agreement for Directors and Executive Officers of the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8 K, filed with the Securities and Exchange Commission on December 23, 2002 and incorporated herein by reference).

10.5

Company’s 2005 Stock Incentive Plan (filed as Appendix A of the Company’s Definitive Proxy Statement, filed with the Securities and Exchange Commission on May 2, 2005 and incorporated herein by reference). +

10.6

Amendment No. 1 to the Company’s 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8 K, filed with the Securities and Exchange Commission on September 7, 2010 and incorporated herein by reference). +

10.7

Company’s 2015 Stock Incentive Plan (filed as Appendix A to the Company’s Proxy Statement, filed with the Securities and Exchange Commission on November 9, 2015 and incorporated herein by reference). +

10.8

Form of Stock Option Agreement for the Company’s 2015 Stock Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8 K filed with the Securities and Exchange Commission on December 17, 2015 and incorporated herein by reference). +

10.9

Form of Stock Award Agreement for the Company’s 2015 Stock Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8 K filed with the Securities and Exchange Commission on December 17, 2015 and incorporated herein by reference). +

19.1	Clarus Corporation Policy on Insider Trading. **
21.1	Subsidiaries of the Company. **
23.1	Consent of Independent Registered Public Accounting Firm. **
31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
32.1	Certification of Principal Executive Officer, pursuant to 18. U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley of 2002. ***
32.2	Certification of Principal Financial Officer, pursuant to 18. U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley of 2002. ***
97.1	Clarus Corporation Compensation Recovery Policy. **
101.INS	Inline XBRL Instance Document. **
101.SCH	Inline XBRL Taxonomy Extension Schema Document. **
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. **
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. **
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. **
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. **
104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101
+	Management contract or compensatory plan or arrangement.
**	Filed herewith
***	Furnished herewith

ITEM 16. SUMMARY

None.

CLARUS CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARUS CORPORATION

Date: March 7, 2024	By: /s/ Michael J. Yates
Michael J. Yates
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Name	Title

/s/ Warren B. Kanders	Executive Chairman and Director (Principal Executive Officer)
Warren B. Kanders

/s/ Michael J. Yates	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Michael J. Yates

/s/ Donald L. House	Director
Donald L. House

/s/ Nicholas Sokolow	Director
Nicholas Sokolow

/s/ Michael A. Henning	Director
Michael A. Henning

/s/ Susan Ottmann	Director
Susan Ottmann