Form 10-Q
period 2024-03-31
Clarus Corp
filed 2024-05-02
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2024

or

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

As of April 25, 2024, there were 38,298,162 shares of common stock, par value $0.0001, outstanding.

INDEX

CLARUS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash	$47,484	$11,324
Accounts receivable, less allowance for
credit losses of $1,394 and $1,412	51,954	53,971
Inventories	88,630	91,409
Prepaid and other current assets	7,966	4,865
Income tax receivable	930	892
Assets held for sale	-	137,284
Total current assets	196,964	299,745

Property and equipment, net	16,345	16,587
Other intangible assets, net	37,526	41,466
Indefinite-lived intangible assets	56,897	58,527
Goodwill	38,300	39,320
Deferred income taxes	16,280	22,869
Other long-term assets	14,664	16,824
Total assets	$376,976	$495,338

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$12,772	$20,015
Accrued liabilities	22,441	24,580
Income tax payable	816	805
Current portion of long-term debt	44	119,790
Liabilities held for sale	-	5,744
Total current liabilities	36,073	170,934

Long-term debt, net	37	-
Deferred income taxes	17,324	18,124
Other long-term liabilities	13,167	14,160
Total liabilities	66,601	203,218

Stockholders’ Equity
Preferred stock, $0.0001 par value per share; 5,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value per share; 100,000 shares authorized; 42,878 and 42,761 issued and 38,236 and 38,149 outstanding, respectively	4	4
Additional paid in capital	692,381	691,198
Accumulated deficit	(329,811)	(350,739)
Treasury stock, at cost	(33,114)	(32,929)
Accumulated other comprehensive loss	(19,085)	(15,414)
Total stockholders’ equity	310,375	292,120
Total liabilities and stockholders’ equity	$376,976	$495,338

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31, 2024	March 31, 2023

Sales
Domestic sales	$28,284	$24,197
International sales	41,027	46,081
Total sales	69,311	70,278

Cost of goods sold	44,460	44,770
Gross profit	24,851	25,508

Operating expenses
Selling, general and administrative	28,215	29,354
Restructuring charges	370	-
Transaction costs	38	37
Contingent consideration benefit	-	(1,565)
Legal costs and regulatory matter expenses	3,002	128

Total operating expenses	31,625	27,954

Operating loss	(6,774)	(2,446)

Other (expense) income
Interest income, net	370	5
Other, net	(909)	76

Total other (expense) income, net	(539)	81

Loss before income tax	(7,313)	(2,365)
Income tax benefit	(851)	(334)
Loss from continuing operations	(6,462)	(2,031)

Discontinued operations, net of tax	28,346	3,629

Net income	21,884	1,598

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(4,035)	(1,021)
Unrealized gain (loss) on hedging activities	364	(79)
Other comprehensive loss	(3,671)	(1,100)
Comprehensive income	$18,213	$498

Loss from continuing operations per share:
Basic	$(0.17)	$(0.05)
Diluted	(0.17)	(0.05)

Net income per share:
Basic	$0.57	$0.04
Diluted	0.57	0.04

Weighted average shares outstanding:
Basic	38,208	37,137
Diluted	38,208	37,137

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31, 2024	March 31, 2023
Cash Flows From Operating Activities:
Net income	$21,884	$1,598
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation of property and equipment	1,026	1,791
Amortization of other intangible assets	2,449	3,276
Gain on sale of business	(40,585)	-
Amortization of debt issuance costs	1,209	232
(Gain) loss on disposition of property and equipment	(35)	5
Noncash lease expense	751	690
Contingent consideration benefit	-	(1,565)
Stock-based compensation	1,183	1,334
Deferred income taxes	6,368	(105)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,761	(2,797)
Inventories	(2,024)	1,341
Prepaid and other assets	(1,694)	(153)
Accounts payable	(7,414)	90
Accrued liabilities	(3,245)	(2,612)
Income taxes	5	74
Net cash (used in) provided by operating activities	(16,361)	3,199

Cash Flows From Investing Activities:
Proceeds from the sale of business, net of cash	175,674	-
Proceeds from disposition of property and equipment	81	88
Purchase of intangible assets	(250)	-
Purchases of property and equipment	(1,897)	(1,471)
Net cash provided by (used in) investing activities	173,608	(1,383)

Cash Flows From Financing Activities:
Proceeds from revolving credit facilities	31,205	11,731
Repayments on revolving credit facilities	(41,580)	(12,153)
Repayments on term loans and other debt	(109,381)	(1,668)
Proceeds from issuance of other debt	49	-
Purchase of treasury stock	(185)	(118)
Cash dividends paid	(956)	(930)
Net cash used in financing activities	(120,848)	(3,138)

Effect of foreign exchange rates on cash	(239)	(429)

Change in cash	36,160	(1,751)
Cash, beginning of year	11,324	12,061
Cash, end of period	$47,484	$10,310

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$168	$350
Cash paid for interest	$1,943	$2,586
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Property and equipment purchased with accounts payable	$127	$202
Lease liabilities arising from obtaining right-of-use assets	$206	$3,941

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Loss	Equity

Balance, December 31, 2022	41,637	$4	$679,339	$(336,843)	(4,589)	$(32,707)	$(17,685)	$292,108
Net income	-	-	-	1,598	-	-	-	1,598
Other comprehensive loss	-	-	-	-	-	-	(1,100)	(1,100)
Cash dividends ($0.025 per share)	-	-	-	(930)	-	-	-	(930)
Purchase of treasury stock	-	-	-	-	(12)	(118)	-	(118)
Stock-based compensation expense	-	-	1,334	-	-	-	-	1,334
Proceeds from exercise of options	154	-	-	-	-	-	-	-
Balance, March 31, 2023	41,791	$4	$680,673	$(336,175)	(4,601)	$(32,825)	$(18,785)	$292,892

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Loss	Equity

Balance, December 31, 2023	42,761	$4	$691,198	$(350,739)	(4,612)	$(32,929)	$(15,414)	$292,120
Net income	-	-	-	21,884	-	-	-	21,884
Other comprehensive loss	-	-	-	-	-	-	(3,671)	(3,671)
Cash dividends ($0.025 per share)	-	-	-	(956)	-	-	-	(956)
Purchase of treasury stock	-	-	-	-	(30)	(185)	-	(185)
Stock-based compensation expense	-	-	1,183	-	-	-	-	1,183
Proceeds from exercise of options	117	-	-	-	-	-	-	-
Balance, March 31, 2024	42,878	$4	$692,381	$(329,811)	(4,642)	$(33,114)	$(19,085)	$310,375

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and subsidiaries (which may be referred to as the “Company,” “Clarus,” “we,” “us” or “our”) as of March 31, 2024 and December 31, 2023 and for the three months ended March 31, 2024 and 2023, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), instructions to the Quarterly Report on Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments, except otherwise disclosed) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be obtained for the year ending December 31, 2024. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2024.

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

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation. Specifically, legal costs associated with specific legal matters which were recorded in selling, general, and administrative expenses are now presented in legal costs and regulatory matter expenses in the consolidated statements of comprehensive income. See Note 16 for discussion regarding legal matters.

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

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The Company acquired TRED for an aggregate purchase price of $AUD 10,741 (approximately $6,849), subject to a post-closing adjustment, comprised of $AUD 8,875 (approximately $5,659) cash, 179 shares of the Company’s common stock valued at $1,069, and additional consideration described below. The TRED Purchase Agreement provides for the payment of additional contingent consideration of up to $AUD 1,000 (approximately $638) in cash upon the satisfaction of certain net sales targets (the “TRED Contingent Consideration”). The Company estimated the initial fair value of the TRED Contingent Consideration to be $AUD 189 (approximately $121) and has recorded this liability within accrued liabilities. See Note 11 for discussion regarding the valuation of the TRED Contingent Consideration as of March 31, 2024. The acquisition was accounted for as a business combination.

The Company believes the acquisition of TRED will provide the Company with a greater combined global revenue base, increased gross margins, profitability and free cash flows, and access to increased liquidity to further acquire and grow businesses.

The following table is a reconciliation to the fair value of the purchase consideration and how the purchase consideration is allocated to assets acquired and liabilities assumed which have been estimated at their fair values. The fair value estimates for the purchase price allocation for TRED are based on the Company’s best estimates and assumptions as of the reporting date and are considered preliminary.  The fair value measurements of identifiable assets and liabilities, and the resulting goodwill related to the TRED Acquisition are subject to change and the final purchase price allocations could be different from the amounts presented below. We expect to finalize the valuations as soon as practicable, but not later than one year from the date of the acquisition. The excess of purchase consideration over the assets acquired and liabilities assumed is recorded as goodwill. Goodwill for TRED is included in the Adventure segment. The goodwill consists largely of the growth and profitability expected from the acquisition.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

	TRED
	October 9, 2023
	Number of Shares	Estimated Fair Value

Cash paid	-	$5,659

Issuance of shares of Clarus Corporation	179	1,069

Contingent consideration	-	121

Total purchase consideration	179	$6,849

Assets acquired and liabilities assumed
Assets
Cash		$11
Accounts receivable		1,000
Inventories		1,006
Prepaid and other current assets		11
Property and equipment		195
Other intangible assets		3,305
Goodwill		2,832
Total assets		8,360

Liabilities
Accounts payable and accrued liabilities		638
Deferred income taxes		873
Total liabilities		1,511

Net Book Value Acquired		$6,849

The estimated fair value of inventory was recorded at expected sales price less cost to sell plus a reasonable profit margin for selling efforts.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

In connection with the acquisitions, the Company acquired exclusive rights to TRED’s trademarks, customer relationships, product technologies, and tradenames. The amounts assigned to each class of intangible asset, other than goodwill acquired, and the related average useful lives are as follows:

	TRED
		Average
	Gross	Useful Life

Intangibles subject to amortization
Customer relationships	$1,249	8.0 years
Product technologies	394	6.0 years
Tradenames	1,662	12.0 years
Intangibles not subject to amortization
Trademarks	-	N/A
	$3,305	9.8 years

The full amount of goodwill of $2,832 at TRED is expected to be non-deductible for tax purposes. No pre-existing relationships existed between the Company and TRED or its sellers prior to the acquisition. TRED revenue and operating income are included in the Adventure segment. Total revenue and net income of TRED from the date of acquisition to December 31, 2023 were not material to the Company’s condensed consolidated financial statements.

NOTE 3. DISCONTINUED OPERATIONS

On February 29, 2024, the Company and Everest/Sapphire Acquisition, LLC, its wholly-owned subsidiary, completed the sale to Bullseye Acquisitions, LLC, an affiliate of JDH Capital Company, of all of the equity associated with the Company’s Precision Sport segment, which is comprised of the Company’s subsidiaries Sierra and Barnes Bullets – Mona, LLC (“Barnes”), pursuant to a Purchase and Sale Agreement dated as of December 29, 2023, by and among, Bullseye Acquisitions, LLC, Everest/Sapphire Acquisition, LLC and the Company (the “Precision Sport Purchase Agreement”). The Precision Sport segment is engaged in the business of designing, developing, manufacturing, and marketing bullets and ammunition to the military, law enforcement, and commercial/consumer markets. Under the terms of the Precision Sport Purchase Agreement, the Buyer agreed to pay $175,000 in cash, which is subject to a customary working capital adjustment. The Company received $175,674 in cash under the terms of the Precision Sport Purchase Agreement, which included a preliminary working capital adjustment. As of March 31, 2024, the working capital adjustment had not been finalized. The Company recognized a pre-tax gain on such sale of $40,585. The activities of the Precision Sport segment have been segregated and reported as discontinued operations for all periods presented.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The carrying amounts of the assets and liabilities of the Precision Sport segment were classified as held for sale in our consolidated balance sheets as of December 31, 2023. The asset and liability balances as of December 31, 2023 were classified as current as we anticipated the sale of these assets and liabilities within a one year period.  The carrying amounts were as follows:

December 31, 2023

Accounts receivable, net	$9,914
Inventories	44,208
Prepaid and other current assets	2,931
Total current assets held for sale	57,053

Property and equipment, net	24,075
Other intangible assets, net	4,926
Indefinite-lived intangible assets	24,500
Goodwill	26,715
Other long-term assets	15
Total assets held for sale	$137,284

Accounts payable	$2,441
Accrued liabilities	3,303
Total current liabilities held for sale	5,744

Total liabilities held for sale	$5,744

Summarized results of discontinued operations for the Precision Sport segment are as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023

Sales	$10,585	$27,106
Cost of goods sold	(6,543)	(16,593)
Selling, general and administrative	(2,062)	(3,337)
Restructuring charges	(3)	-
Transaction costs	(3,440)	(37)
Interest expense, net	(2,455)	(2,751)
Other, net	(38)	9

(Loss) income from operations of discontinued operations	(3,956)	4,397
Gain on sale of discontinued operations	40,585	-

Income from discontinued operations before taxes	36,629	4,397
Income tax expense	8,283	768
Income from discontinued operations, net of tax	$28,346	$3,629

In connection with the sale of the Precision Sport segment, all interest expense related to outstanding debt that was required to be repaid with the proceeds received from the sale pursuant to the terms of the Company’s credit facility is allocated to

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

discontinued operations in our condensed consolidated financial statements for the three months ended March 31, 2024 and 2023.

Summarized cash flow information for the Precision Sport segment discontinued operations are as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023

Depreciation of property and equipment	-	852
Amortization of intangible assets	-	508
Stock-based compensation	5	48
Purchase of property and equipment	886	739

NOTE 4. INVENTORIES

Inventories, as of March 31, 2024 and December 31, 2023, were as follows:

	March 31, 2024	December 31, 2023
Finished goods	$76,286	$78,887
Work-in-process	479	295
Raw materials and supplies	11,865	12,227
	$88,630	$91,409

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, net, as of March 31, 2024 and December 31, 2023, were as follows:

	March 31, 2024	December 31, 2023

Land	$2,850	$2,850
Building and improvements	6,478	6,476
Furniture and fixtures	6,176	6,195
Computer hardware and software	8,070	8,092
Machinery and equipment	18,157	18,119
Construction in progress	1,779	1,224
	43,510	42,956
Less accumulated depreciation	(27,165)	(26,369)
	$16,345	$16,587

Depreciation expense for continuing operations for the three months ended March 31, 2024 and 2023 was $1,026 and $939, respectively.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes the balances in goodwill by segment:

	Outdoor	Adventure	Total

Goodwill	$29,507	$91,375	$120,882
Accumulated goodwill impairments	(29,507)	(52,071)	(81,578)

Balance at December 31, 2023	-	39,320	39,320

Impact of foreign currency exchange rates	-	(1,020)	(1,020)

Balance at March 31, 2024	$-	$38,300	$38,300

Indefinite-Lived Intangible Assets

The following table summarizes the changes in indefinite-lived intangible assets:

Balance at December 31, 2023	$58,527

Impact of foreign currency exchange rates	(1,630)

Balance at March 31, 2024	$56,897

Trademarks classified as indefinite-lived intangible assets by brand as of March 31, 2024 and December 31, 2023, were as follows:

	March 31, 2024	December 31, 2023
Black Diamond	$19,600	$19,600
PIEPS	3,012	3,080
Rhino-Rack	24,644	25,767
MAXTRAX	9,641	10,080
	$56,897	$58,527

Other Intangible Assets, net

The following table summarizes the changes in gross other intangible assets:

Gross balance at December 31, 2023	$82,103

Disposal	(163)
Impact of foreign currency exchange rates	(2,620)

Gross balance at March 31, 2024	$79,320

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Other intangible assets, net of amortization as of March 31, 2024 and December 31, 2023, were as follows:

	March 31, 2024
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life
Intangibles subject to amortization
Customer relationships	$59,383	$(31,475)	$27,908	13.8 years
Product technologies	17,292	(9,305)	7,987	10.0 years
Tradenames	1,698	(67)	1,631	12.0 years
Core technologies	947	(947)	-	10.0 years
	$79,320	$(41,794)	$37,526	12.9 years

	December 31, 2023
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life

Customer relationships	$61,215	$(30,478)	$30,737	13.8 years
Product technologies	18,003	(9,014)	8,989	10.0 years
Tradenames	1,938	(198)	1,740	11.4 years
Core technologies	947	(947)	-	10.0 years
	$82,103	$(40,637)	$41,466	12.9 years

Amortization expense for continuing operations for the three months ended March 31, 2024 and 2023, was $2,449 and $2,768, respectively. Future amortization expense for other intangible assets as of March 31, 2024 is as follows:

Years Ending December 31,	Amortization Expense
2024 (excluding the three months ended March 31, 2024)	$7,156
2025	8,038
2026	6,276
2027	4,568
2028	3,360
2029	2,522
Thereafter	5,606
$37,526

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 7. ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Accrued liabilities as of March 31, 2024 and December 31, 2023, were as follows:

	March 31, 2024	December 31, 2023

Accrued payroll and related items	$3,487	$3,964
Accrued bonus	1,123	2,047
Designated forward exchange contracts	-	221
Accrued warranty	1,757	1,648
Current lease liabilities	3,198	3,179
Accrued commissions	538	344
Contingent consideration liabilities	123	129
Restructuring liabilities	643	1,246
Other	11,572	11,802
	$22,441	$24,580

Other long-term liabilities as of March 31, 2024 and December 31, 2023, were as follows:

	March 31, 2024	December 31, 2023

Long-term lease liability	$12,066	$13,030
Other	1,101	1,130
	$13,167	$14,160

NOTE 8. LONG-TERM DEBT

Long-term debt as of March 31, 2024 and December 31, 2023, was as follows:

	March 31, 2024	December 31, 2023

Revolving credit facility (a)	$-	$10,375
Other debt (b)	81	40
Term loan (c)	-	109,375
Debt issuance costs	-	-
	81	119,790
Less current portion	(44)	(119,790)
	$37	$-

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

All obligations under the Restated Credit Agreement are secured by our subsidiary equity interests, as well as accounts receivable, inventory, intellectual property and certain other assets owned by the Company. The Restated Credit Agreement contains restrictions on the Company’s ability to pay dividends or make distributions or other restricted payments if certain conditions in the Restated Credit Agreement are not fulfilled. The Restated Credit Agreement also includes other customary affirmative and negative covenants, including financial covenants relating to the Company’s consolidated total leverage ratio and fixed charge coverage ratio. In conjunction with the Precision Sport Purchase Agreement dated December 29, 2023, all balances owing the lenders and the Administrative Agent were required to be paid off contemporaneously with the closing of the disposition of the Precision Sport segment which occurred on February 29, 2024. Accordingly, all debt obligations were classified as current as of December 31, 2023 and were settled on February 29, 2024.

(a)	On February 29, 2024, upon the closing of the disposition of the Precision Sport segment, the Company terminated and paid off amounts outstanding under the revolving credit facility in full. The Company pays interest monthly on any borrowings on the Restated Credit Agreement. As of December 31, 2023, the interest rates ranged between approximately 7.7% and 9.8%.
(b)	Foreign subsidiaries of the Company term debt with financial institutions, which mature between August 8, 2024 and February 27, 2027. The foreign subsidiaries paid interest monthly on any borrowings on the credit facility as well as monthly payments on the term debt. As of March 31, 2024, the interest rates ranged between approximately 3.2% and 7.0% and as of December 31, 2023, the interest rate was approximately 3.2%. The term debt is secured by certain assets of the foreign subsidiaries.
(c)	On February 29, 2024, upon the closing of the disposition of the Precision Sport segment, the Company terminated and paid off amounts outstanding under the term loan in full. The Company pays interest monthly on any borrowings on the Restated Credit Agreement. As of December 31, 2023, the rate was approximately 7.7%.

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

At March 31, 2024, the Company’s derivative contracts had remaining maturities of less than one year. The counterparties to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure of the Company’s credit risk to the counterparties is generally limited to the aggregate unrealized loss of all contracts with that counterparty. As of March 31, 2024, there was no such exposure to the counterparties. The Company’s exposure of counterparty credit risk is limited to the aggregate unrealized gain of $300 on all contracts as of March 31, 2024. The Company’s derivative counterparties have strong credit ratings and as a result, the Company does not require collateral to facilitate transactions.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The Company held the following contracts designated as hedging instruments as of March 31, 2024 and December 31, 2023:

March 31, 2024
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	$6,434	February 2025
Foreign exchange contracts - Euros	€ 14,672	February 2025

December 31, 2023
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	$7,925	February 2025
Foreign exchange contracts - Euros	€ 20,612	February 2025

For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive loss and reclassified to sales in the period the underlying hedged transaction is recognized in earnings. Gains (losses) of $81 and $(16) were reclassified to sales during the three months ended March 31, 2024 and 2023, respectively.

The following table presents the balance sheet classification and fair value of derivative instruments as of March 31, 2024 and December 31, 2023:

	Classification	March 31, 2024	December 31, 2023

Derivative instruments in asset positions:
Designated forward exchange contracts	Prepaid and other current assets	$300	$-

Derivative instruments in liability positions:
Designated forward exchange contracts	Accrued liabilities	$-	$221
Designated forward exchange contracts	Other long-term liabilities	$-	$35

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss (“AOCI”) primarily consists of foreign currency translation adjustments and changes in our forward foreign exchange contracts. The following table sets forth the changes in AOCI, net of tax, for the three months ended March 31, 2024:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2023	$(15,223)	$(191)	$(15,414)
Other comprehensive (loss) income before reclassifications	(4,035)	426	(3,609)
Amounts reclassified from other comprehensive (loss) income	-	(62)	(62)
Net current period other comprehensive (loss) income	(4,035)	364	(3,671)
Balance as of March 31, 2024	$(19,258)	$173	$(19,085)

The following table sets forth the changes in AOCI, net of tax, for the three months ended March 31, 2023:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2022	$(17,628)	$(57)	$(17,685)
Other comprehensive loss before reclassifications	(1,021)	(91)	(1,112)
Amounts reclassified from other comprehensive loss	-	12	12
Net current period other comprehensive loss	(1,021)	(79)	(1,100)
Balance as of March 31, 2023	$(18,649)	$(136)	$(18,785)

The effects on net income of amounts reclassified from unrealized gains (losses) on cash flow hedges for foreign exchange contracts for the three months ended March 31, 2024 and 2023, were as follows:

	Gains (losses) reclassified from AOCI to the Consolidated Statements of Comprehensive Income
Affected line item in the Consolidated	Three Months Ended
Statements of Comprehensive Income	March 31, 2024	March 31, 2023
Foreign exchange contracts:
Sales	$81	$(16)
Less: Income tax expense (benefit)	19	(4)
Amount reclassified, net of tax	$62	$(12)

Total reclassifications from AOCI	$62	$(12)

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

Items Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024
	Level 1	Level 2	Level 3	Total

Assets
Designated forward exchange contracts	$-	$300	$-	$300
	$-	$300	$-	$300

Liabilities
Designated forward exchange contracts	$-	$-	$-	$-
Contingent consideration liabilities	$-	$-	$123	$123
	$-	$-	$123	$123

	December 31, 2023
	Level 1	Level 2	Level 3	Total

Assets
Designated forward exchange contracts	$-	$-	$-	$-
	$-	$-	$-	$-

Liabilities
Designated forward exchange contracts	$-	$256	$-	$256
Contingent consideration liabilities	$-	$-	$129	$129
	$-	$256	$129	$385

Derivative financial instruments are recorded at fair value based on current market pricing models. No nonrecurring fair value measurements existed at March 31, 2024 and December 31, 2023.

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

The following table summarizes the changes in contingent consideration liabilities:

TRED

Balance at December 31, 2023	$129

Impact of foreign currency exchange rates	(6)

Balance at March 31, 2024	$123

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

NOTE 12. STOCKHOLDERS’ EQUITY

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis. The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. On April 30, 2024, the Company announced that its Board of Directors approved the payment on May 20, 2024 of the Quarterly Cash Dividend of $0.025 to the record holders of shares of the Company’s common stock as of the close of business on May 10, 2024.

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

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings (loss) per share:

	Three Months Ended
	March 31, 2024	March 31, 2023

Weighted average shares outstanding - basic	38,208	37,137
Effect of dilutive stock awards	-	-
Weighted average shares outstanding - diluted	38,208	37,137

Loss from continuing operations per share:
Basic	$(0.17)	$(0.05)
Diluted	(0.17)	(0.05)

Income from discontinued operations per share:
Basic	$0.74	$0.09
Diluted	0.74	0.09

Net income per share:
Basic	$0.57	$0.04
Diluted	0.57	0.04

For the three months ended March 31, 2024 and 2023, equity awards of 5,047 and 3,713, respectively, were excluded from the calculation of earnings (loss) per share for these periods as they were anti-dilutive.

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

Options Granted:

During the three months ended March 31, 2024, the Company issued stock options for an aggregate of 1,140 shares under the 2015 Plan to directors and employees of the Company. All 1,140 options vest and become exercisable over a period of two years. All of the issued stock options expire ten years from the date of the grant.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Options Granted During the Three Months Ended March 31, 2024

Number of options	1,140
Option vesting period	2 Years
Grant price (per share)	$6.75
Dividend yield	1.48%
Expected volatility (a)	50.30%
Risk-free interest rate	4.08%
Expected life (years) (b)	5.75
Weighted average fair value (per share)	$3.06

(a)	Expected volatility is based upon the Company’s historical volatility.

(b)	The expected term was determined based upon the underlying terms of the awards and the category and employment history of employee award recipient.

The grant date fair value of the stock options granted during the three months ended March 31, 2024 was $3,486, which will be recognized over the vesting period of the options.

Restricted Stock Awards Granted:

On March 11, 2024, the Company issued and granted employees restricted stock awards of 100 restricted shares under the 2015 Plan, of which 50 and 50 shares will vest and become nonforfeitable on each March 11, 2025 and March 11, 2026, respectively. As these restricted stock awards vest over time, the fair value of the restricted stock was estimated as of the date of grant using the grant price of $6.75 per share.  The grant date fair value of the restricted stock awards was approximately $675 which will be amortized over the expected term of 2 years.

The total non-cash stock compensation expense for continuing operations related to restricted stock, stock options and stock awards recorded by the Company for the three months ended March 31, 2024 and 2023 was $1,178 and $1,286, respectively. For the three months ended March 31, 2024 and 2023, the majority of stock-based compensation costs were classified as selling, general and administrative expenses.

As of March 31, 2024, there were 1,152 unvested stock options and unrecognized compensation cost of $3,997 related to unvested stock options, as well as 1,600 unvested restricted stock awards and unrecognized compensation costs of $7,059 related to unvested restricted stock awards.

NOTE 15. RESTRUCTURING

Starting in 2023, the Company began incurring expenses to facilitate long-term sustainable growth through cost reduction actions, consisting of employee reductions, facility rationalization and contract termination costs. During the three months ended March 31, 2024 and 2023, the Company incurred $370 and $0, respectively, of restructuring charges related to these actions. The Company has incurred $3,593 of cumulative restructuring charges since the commencement of restructuring actions in 2023. The Company accrues for restructuring costs when they are probable and reasonably estimable. These costs include severance costs, exit costs, and other restructuring costs and are included in Restructuring charges in the condensed consolidated statements of comprehensive income. Severance costs primarily consist of severance benefits through payroll continuation, conditional separation costs and employer tax liabilities, while exit costs primarily consist

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

of lease exit and contract termination costs. Other costs consist primarily of costs related to the discontinuance of certain product lines and are distinguishable and directly attributable to the Company’s restructuring initiative and not a result of external market factors associated with the ongoing business. We estimate that we will continue to incur restructuring costs related to employee-related costs and facility exit costs during the year 2024; however, the Company cannot estimate the total amount expected to be incurred as cost reduction actions continue to be evaluated. The Company anticipates completing these restructuring activities in 2024.

The following table summarizes the restructuring charges, payments and the remaining liabilities related to restructuring costs at March 31, 2024, which are included within accrued liabilities in the condensed consolidated balance sheets:

	Outdoor	Adventure	Corporate	Total
Balance at December 31, 2023	1,246	-	-	1,246
Charges to expense:
Employee termination benefits	$212	$146	$-	$358
Exit costs	12	-	-	12
Total restructuring charges	$224	$146	$-	$370
Cash payments and non-cash charges:
Cash payments	(815)	(146)	-	(961)
Asset impairments	(12)	-	-	(12)
Balance at March 31, 2024	$643	$-	$-	$643

NOTE 16. COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

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

The Company is involved in various legal disputes and other legal proceedings that arise from time to time in the ordinary course of business. Anticipated costs related to litigation matters are accrued when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Based on currently available information, the Company does not believe that it is reasonably possible that the disposition of any of the legal disputes the Company or its subsidiaries is currently involved in will have a material adverse effect upon the Company’s consolidated financial condition, results of operations or cash flows, except for the U.S. Consumer Product Safety Commission (“CPSC”) matter discussed below. There is a reasonable possibility of loss from contingencies in excess of the amounts accrued by the Company in the accompanying condensed consolidated balance sheets; however, the actual amounts of such possible losses cannot currently be reasonably estimated by the Company. It is possible that, as additional information becomes available, the Company may subsequently determine that it may incur losses from such contingencies materially in excess of the amounts initially accrued by the Company which could have a material adverse effect on the Company’s liquidity, stock price, consolidated financial position, results of operations and/or cash flows.

Legal expenses incurred in the ordinary course of business are included in selling, general, and administrative expenses in the consolidated statements of comprehensive income except as described below. See Part II, Item 1. “Legal Proceedings.”

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

By letters dated October 12, 2023 and December 18, 2023, BDEL was notified by the CPSC that the agency staff has concluded we failed to timely meet our statutory reporting obligations under the Consumer Product Safety Act with respect to certain models of BDEL’s avalanche transceivers switching unexpectedly out of “send” mode and certain models of BDEL’s avalanche transceivers not switching from “send” mode into “search” mode, that we made a material misrepresentation in a report to the CPSC, and that the agency staff intends to recommend that the CPSC impose civil monetary penalties of $16,135 and $9,000, respectively, for the two matters described above.

On November 20, 2023 and February 8, 2024, respectively, we submitted a comprehensive response disputing the CPSC’s findings and conclusions in the October 12, 2023 and December 18, 2023 letters, including the amount of any potential penalties. The CPSC ultimately disagreed with our position and the agency staff has restated their recommendation for the monetary penalties which the Company intends to strongly contest and vigorously defend against.

Based on currently available information, the Company believes an unfavorable outcome is probable, however, we cannot reasonably estimate on what terms or if this matter will be resolved. During the three months ended March 31, 2024, the Company recorded a liability of $2,500 representing the low end of the range of our estimated exposure. The Company does not have a better estimate of the loss therefore the low-end of the range was recorded as an accrued liability during the first quarter of 2024 and a corresponding expense is included in legal costs and regulatory matter expenses in the consolidated statements of comprehensive income.

We believe it is reasonably possible that a change in our ability to estimate the amount of loss could occur in the near term and that the change in the estimate could be material. In addition, as this matter is ongoing, the Company is currently unable to predict its duration, resources required or outcome, or the impact it may have on the Company’s liquidity, financial condition, results of operations and/or cash flows.  Any penalties imposed by the CPSC or other regulators, could be costly to us and could damage our business and reputation as well as have a material adverse effect on the Company’s liquidity, stock price, consolidated financial position, results of operations and/or cash flows. During the three months ended March 31, 2024 and 2023, the Company incurred legal expenses of $205 and $55, respectively, in efforts to resolve this matter. These legal expenses are included in legal costs and regulatory matter expenses in the consolidated statements of comprehensive income.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Clarus Corporation against HAP Trading, LLC and Harsh A. Padia

On September 23, 2022, the Company filed a lawsuit in the United States District Court for the Southern District of New York against HAP Trading, LLC and Harsh A. Padia (“HAP Trading”), seeking disgorgement of profits from transactions in the Company’s common stock and related derivative securities in violation of Section 16(b) of the Securities Exchange Act of 1934, as amended.

Clarus Corporation v. Caption Management, LLC, et al.

On March 8, 2024, the Company filed a lawsuit in the United States District Court for the Southern District of New York against Caption Management, LLC, Caption Partners II LP, Caption GP, LLC, William Cooper and Jason Strasser (“Caption Management”), seeking disgorgement of profits from transactions in the Company’s stock and related derivative securities in violation of Section 16(b) of the Securities Exchange Act of 1934, as amended.

During the three months ended March 31, 2024, and 2023, the Company incurred legal expenses of $297 and $73, respectively, in the efforts to bring the cases against HAP Trading and Caption Management to trial. These legal expenses are included in legal costs and regulatory matter expenses in the consolidated statements of comprehensive income.

NOTE 17. INCOME TAXES

The Company’s U.S. federal statutory tax rate of 21% and its foreign operations have statutory tax rates of approximately 23% in Austria, 28% in New Zealand, and 30% in Australia.

The difference between the Company’s estimated effective tax rate of 11.6% for the three months ended March 31, 2024, and the U.S. federal statutory tax rate of 21% was primarily due to the impact of stock compensation, research and experimentation expenditures and credits, and discrete stock option shortfalls in the first quarter of 2024.

As of December 31, 2023, the Company’s gross deferred tax asset was $39,893. The Company has recorded a valuation allowance of $714, resulting in a net deferred tax asset of $39,179, before deferred tax liabilities of $34,434. The Company has provided a valuation allowance against a portion of the deferred tax assets as of March 31, 2024 and December 31, 2023, because the ultimate realization of those assets did not meet the more-likely-than-not criteria. Part of the Company’s deferred tax assets consist of net operating loss carryforwards (“NOLs”) for federal tax purposes. If a change in control were to occur, these could be limited under Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended.

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

As of December 31, 2023, the Company had NOLs and research and experimentation credit for U.S. federal income tax purposes of $7,699 and $2,997, respectively. The Company believes its U.S. Federal NOLs will offset a portion of its future U.S. Federal income taxes.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Financial information for our segments, as well as revenue by geography, which the Company believes provides a meaningful depiction how the nature, timing and uncertainty of revenue are affected by economic factors, is as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
Sales to external customers:
Outdoor
Domestic sales	$23,629	$21,565
International sales	23,393	31,210
Total Outdoor	47,022	52,775
Adventure
Domestic sales	4,655	2,632
International sales	17,634	14,871
Total Adventure	22,289	17,503
Total sales to external customers	69,311	70,278
Segment operating income:
Outdoor	(1,711)	1,490
Adventure	(770)	402
Total segment operating income	(2,481)	1,892
Corporate costs	(4,293)	(4,338)
Interest income, net	370	5
Other, net	(909)	76
Loss before income tax	$(7,313)	$(2,365)

There were no intercompany sales between the Outdoor and Adventure segments for the periods presented.

Total assets by segment, as of March 31, 2024 and December 31, 2023, were as follows:

	March 31, 2024	December 31, 2023

Outdoor	$160,170	$163,083
Adventure	174,920	185,023
Corporate	41,886	9,948
	$376,976	$358,054

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Capital expenditures, depreciation and amortization by segment is as follows.

	Three Months Ended
	March 31, 2024	March 31, 2023
Capital expenditures:
Outdoor	$720	$323
Adventure	291	409
Total capital expenditures	$1,011	$732
Depreciation:
Outdoor	$673	$673
Adventure	353	266
Total depreciation	$1,026	$939
Amortization:
Outdoor	$286	$258
Adventure	2,163	2,510
Total amortization	$2,449	$2,768

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

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

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

On February 29, 2024, the Company completed the sale of all of the equity associated with the Company’s Precision Sport segment, which is comprised of the Company’s subsidiaries Sierra and Barnes Bullets – Mona, LLC (“Barnes”), pursuant to a Purchase and Sale Agreement dated as of December 29, 2023 (the “Precision Sport Purchase Agreement”). Under the terms of the Precision Sport Purchase Agreement, the Company received approximately $175,674 in cash subject to customary working capital adjustments, for all of the equity associated with the Company’s Precision Sport segment. The activities of the Precision Sport segment have been segregated and reported as discontinued operations for all periods presented. See Note 3 to our condensed consolidated financial statements for financial information regarding discontinued operations.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis. The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. On April 30, 2024, the Company announced that its Board of Directors approved the payment on May 20, 2024 of the Quarterly Cash Dividend of $0.025 to the record holders of shares of the Company’s common stock as of the close of business on May 10, 2024.

Restructuring

Starting in 2023, the Company began incurring expenses to facilitate long-term sustainable growth through cost reduction actions, consisting of employee reductions, facility rationalization and contract termination costs. During the three months ended March 31, 2024 and 2023, the Company incurred $370 and $0, respectively, of restructuring charges related to these actions. The Company has incurred $3,593 of cumulative restructuring charges since the commencement of restructuring actions in 2023. The Company accrues for restructuring costs when they are probable and reasonably estimable. These costs include severance costs, exit costs, and other restructuring costs and are included in Restructuring charges in the condensed consolidated statements of comprehensive income. Severance costs primarily consist of severance benefits through payroll continuation, conditional separation costs and employer tax liabilities, while exit costs primarily consist of lease exit and contract termination costs. Other costs consist primarily of costs related to the discontinuance of certain product lines and are distinguishable and directly attributable to the Company’s restructuring initiative and not a result of external market factors associated with the ongoing business. We estimate that we will continue to incur restructuring costs related to employee-related costs and facility exit costs during the year 2024; however, the Company cannot estimate the total amount expected to be incurred as cost reduction actions continue to be evaluated. The Company anticipates completing these restructuring activities in 2024.

Critical Accounting Policies and Use of Estimates

Management’s discussion of our financial condition and results of operations is based on the consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting periods. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in our Annual Report on Form 10-K for the year ended December 31, 2023. We base our estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

There have been no significant changes to our critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2023.

Accounting Pronouncements Issued Not Yet Adopted

None

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Results of Operations

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The following presents a discussion of operations for the three months ended March 31, 2024, compared with the three months ended March 31, 2023.

	Three Months Ended
	March 31, 2024	March 31, 2023

Sales
Domestic sales	$28,284	$24,197
International sales	41,027	46,081
Total sales	69,311	70,278

Cost of goods sold	44,460	44,770
Gross profit	24,851	25,508

Operating expenses
Selling, general and administrative	28,215	29,354
Restructuring charges	370	-
Transaction costs	38	37
Contingent consideration benefit	-	(1,565)
Legal costs and regulatory matter expenses	3,002	128

Total operating expenses	31,625	27,954

Operating loss	(6,774)	(2,446)

Other (expense) income
Interest income, net	370	5
Other, net	(909)	76

Total other (expense) income, net	(539)	81

Loss before income tax	(7,313)	(2,365)
Income tax benefit	(851)	(334)
Loss from continuing operations	(6,462)	(2,031)

Discontinued operations, net of tax	28,346	3,629

Net income	$21,884	$1,598

Sales

Total sales decreased $967, or 1.4%, to $69,311 during the three months ended March 31, 2024, compared to total sales of $70,278 during the three months ended March 31, 2023. The decrease in sales was primarily attributable to a decrease in sales at the Outdoor segment of $5,753, partially offset by an increase in sales at the Adventure segment of $4,787.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Sales in the Adventure segment were reduced by $661 due to foreign exchange impact from the strengthening of the U.S. dollar against the Australian dollar during the three months ended March 31, 2024, compared to the prior period. Sales in the Outdoor segment increased by $296 due to foreign exchange impact from the weakening of the U.S. dollar primarily against the euro during the three months ended March 31, 2024, compared to the prior period.

Sales in the Outdoor segment decreased due to weakness in our European and IGD markets. This weakness was partially offset by growth in the North American wholesale channel. Sales in the Adventure segment increased due to higher demand from OEM customers and the impact of the TRED Outdoors acquisition.

Domestic sales increased $4,087, or 16.9%, to $28,284 during the three months ended March 31, 2024, compared to domestic sales of $24,197 during the three months ended March 31, 2023. The increase in sales was attributable to increases at the Outdoor and Adventure segments of $2,064, and $2,023 respectively.

International sales decreased $5,054, or 11.0%, to $41,027 during the three months ended March 31, 2024, compared to international sales of $46,081 during the three months ended March 31, 2023. The decrease in sales was primarily attributable to a decrease in sales at the Outdoor segment of $7,817, partially offset by an increase in sales at the Adventure segment of $2,763.

Cost of Goods Sold

Cost of goods sold decreased $310, or 0.7%, to $44,460 during the three months ended March 31, 2024, compared to cost of goods sold of $44,770 during the three months ended March 31, 2023.

Gross Profit

Gross profit decreased $657, or 2.6%, to $24,851 during the three months ended March 31, 2024, compared to gross profit of $25,508 during the three months ended March 31, 2023. Gross margin was 35.9% during the three months ended March 31, 2024, compared to a gross margin of 36.3% during the three months ended March 31, 2023. Gross margin during the three months ended March 31, 2024, decreased compared to the prior year due to promotional pricing at the Outdoor segment, the increase in PFAS related inventory reserves, as well as unfavorable overall foreign currency exchange movement.

Selling, General and Administrative

Selling, general, and administrative expenses decreased $1,139, or 3.9%, to $28,215 during the three months ended March 31, 2024, compared to selling, general and administrative expenses of $29,354 during the three months ended March 31, 2023. The decrease was primarily due to expense reduction initiatives in the Outdoor segment to manage costs, as well as lower intangible amortization, and stock compensation expenses. The decrease was partially offset by higher investment in marketing initiatives in the Adventure segment.

Restructuring Charges

Restructuring charges increased to $370 during the three months ended March 31, 2024, compared to restructuring charges of $0 during the three months ended March 31, 2023. The restructuring charges incurred during the three months ended March 31, 2024 relate to benefits provided to employees who were or will be terminated due to the Company’s reduction-in-force as part of its continued realignment of resources within the organization of $358 and lease exit and contract termination costs of $12.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Transaction Costs

Transaction costs increased to $38 during the three months ended March 31, 2024, compared to transaction costs of $37 during the three months ended March 31, 2023, which consisted of expenses related to the Company’s various acquisition efforts.

Contingent Consideration Benefit

Contingent consideration benefit decreased to $0 during the three months ended March 31, 2024, compared to a contingent consideration benefit of $1,565 during the three months ended March 31, 2023, which consisted of changes in the estimated fair value of contingent consideration liabilities associated with our acquisition of MAXTRAX in 2021.

Legal Costs and Regulatory Matter Expenses

Legal costs and regulatory matter expenses increased to $3,002 during the three months ended March 31, 2024, compared to legal costs and regulatory matter expenses of $128 during the three months ended March 31, 2023. The increase in legal costs and regulatory matter expenses recognized during the three months ended March 31, 2024 reflects the Company’s accrued liability for the outstanding regulatory matter with the United States Consumer Product Safety Commission.

Interest Income, net

Interest income, net increased to $370 during the three months ended March 31, 2024, compared to interest income, net of $5 during the three months ended March 31, 2023. The increase in interest income recognized during the three months ended March 31, 2024, was due to interest income on higher cash balances.

Other, net

Other, net, changed by $985, or 1,296.1%, to ($909) during the three months ended March 31, 2024, compared to other, net of $76 during the three months ended March 31, 2023. The change in other, net, was primarily attributable to an increase in remeasurement losses recognized on the Company’s foreign denominated accounts receivable and accounts payable. The change was partially offset by gains in mark-to-market adjustments on non-hedged foreign currency contracts during the three months ended March 31, 2024.

Income Taxes

Income tax benefit changed by $517, or 154.8%, to $851 during the three months ended March 31, 2024, compared to a benefit of $334 during the same period in 2023. Our effective income tax rate was 11.6% for the three months ended March 31, 2024, and differed compared to the statutory tax rates primarily due to the impact of stock compensation, research and experimentation expenditures and credits, and discrete stock option shortfalls. For the three months ended March 31, 2023, our effective income tax rate was 14.1% and differed compared to the statutory tax rates due to the impact of stock compensation, research and experimentation expenditures and credits, and discrete stock option windfall benefits.

Discontinued Operations

Net income from discontinued operations increased $24,717, to $28,346 during the three months ended March 31, 2024, compared to net income from discontinued operations of $3,629 during the three months ended March 31, 2023. The increase in net income from discontinued operations was primarily attributable to the pre-tax gain on the sale of the Precision Sport segment of $40,585. The increase was partially offset by an increase in income tax expense, a decrease in sales and gross profit at the Precision Sport segment of $6,471 and the recording of transaction costs of $3,440 related to the sale of the Precision Sport segment.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Liquidity and Capital Resources

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Our primary ongoing funding requirements are for working capital, expansion of our operations (both organically and through acquisitions) and general corporate needs, as well as investing in the various brands. We plan to fund these activities through a combination of our future operating cash flows and cash on hand. Upon the closing of the sale of the Precision Sport segment, the Company terminated and settled all outstanding borrowings on our revolving credit facility and term debt under the Restated Credit Agreement. We believe that our liquidity requirements and contractual obligations for at least the next 12 months will be adequately covered by cash provided by operations and cash on hand. Additionally, long-term contractual obligations are also currently expected to be funded from cash from operations and cash on hand.

At March 31, 2024, we had total cash of $47,484, compared to total cash of $11,324 at December 31, 2023. At March 31, 2024, the Company had $6,796 of the $47,484 in cash held by foreign entities, of which $5,546 is considered permanently reinvested.

The following presents a discussion of cash flows for the condensed consolidated three months ended March 31, 2024 compared with the condensed consolidated three months ended March 31, 2023.

	Three Months Ended
	March 31, 2024	March 31, 2023

Net cash (used in) provided by operating activities	$(16,361)	$3,199
Net cash provided by (used in) investing activities	173,608	(1,383)
Net cash used in financing activities	(120,848)	(3,138)
Effect of foreign exchange rates on cash	(239)	(429)
Change in cash	36,160	(1,751)
Cash, beginning of year	11,324	12,061
Cash, end of period	$47,484	$10,310

Net Cash From Operating Activities

Net cash used in operating activities was $16,361 during the three months ended March 31, 2024, compared to net cash provided by operating activities of $3,199 during the three months ended March 31, 2023. The change in net cash (used in) provided by operating activities during 2024 is primarily due to the gain on sale of $40,585 related to the disposition of the Precision Sport segment and an increase in cash outflows related to working capital of $6,554.  These were partially offset by an increase in net income and a decrease in contingent consideration benefit during the three months ended March 31, 2024, compared to the same period in 2023.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Free cash flow, defined as net cash (used in) provided by operating activities less capital expenditures, of ($18,258) was used during the three months ended March 31, 2024 compared to $1,728 generated during the same period in 2023. The Company believes that the non-GAAP measure, free cash flow, provides an understanding of the capital required by the Company to expand its asset base. A reconciliation of free cash flows to the nearest comparable GAAP financial measure is set forth below:

	Three Months Ended
	March 31, 2024	March 31, 2023

Net cash (used in) provided by operating activities	$(16,361)	$3,199
Purchase of property and equipment	(1,897)	(1,471)
Free cash flow	$(18,258)	$1,728

Net Cash From Investing Activities

Net cash provided by investing activities was $173,608 during the three months ended March 31, 2024, compared to net cash used in investing activities of $1,383 during the three months ended March 31, 2023. The increase in cash provided during the three months ended March 31, 2024 is primarily due to the cash received related to the disposition of the Precision Sport segment, compared to the same period in 2023.

Net Cash From Financing Activities

Net cash used in financing activities was $120,848 during the three months ended March 31, 2024, compared to net cash used in financing activities of $3,138 during the three months ended March 31, 2023. The change in net cash used in financing activities during the three months ended March 31, 2024, compared to the same period in 2023 was primarily due to the settlement of all outstanding borrowings on our revolving credit facility and term debt under the Restated Credit Agreement.

Net Operating Loss

As of December 31, 2023, the Company had net operating loss carryforwards (“NOLs”) and research and experimentation credit for U.S. federal income tax purposes of $7,699 and $2,997, respectively. The Company believes its U.S. Federal NOLs will offset a portion of its future U.S. Federal income taxes. The Company has $7,699 of NOLs, of which, $0 expire on December 31, 2024. These NOLs are subject to compliance with Section 382 of the Internal Revenue Code of 1986, as amended.

As of December 31, 2023, the Company’s gross deferred tax asset was $39,893. The Company has recorded a valuation allowance of $714, resulting in a net deferred tax asset of $39,179, before deferred tax liabilities of $34,434. The Company has provided a valuation allowance against a portion of the net deferred tax assets as of December 31, 2023, because the ultimate realization of those assets does not meet the more-likely-than-not criteria. Part of the Company’s deferred tax assets consist of net operating loss carryforwards for federal tax purposes. If a change in control were to occur, these could be limited under Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended.

Credit Agreement

Upon the closing of the sale of the Precision Sport segment on February 29, 2024, the Company terminated and settled all outstanding borrowings on our revolving credit facility and term debt under the Restated Credit Agreement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been any material change in the market risk disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15I and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2024, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Executive Chairman and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2024, were effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

By letters dated October 12, 2023 and December 18, 2023, BDEL was notified by the CPSC that the agency staff had concluded we failed to timely meet our statutory reporting obligations under the Consumer Product Safety Act with respect to certain models of BDEL’s avalanche transceivers switching unexpectedly out of “send” mode and certain models of BDEL’s avalanche transceivers not switching from “send” mode into “search” mode, that we made a material misrepresentation in a report to the CPSC, and that the agency staff intends to recommend that the CPSC impose civil monetary penalties of $16,135 and $9,000, respectively, for the two matters described above.

On November 20, 2023 and February 8, 2024, respectively, we submitted a comprehensive response disputing the CPSC’s findings and conclusions in the October 12, 2023 and December 18, 2023 letters, including the amount of any potential penalties. The CPSC ultimately disagreed with our position and the agency staff has restated their recommendation for the monetary penalties which the Company intends to strongly contest and vigorously defend against.

Based on currently available information, the Company believes an unfavorable outcome is probable, however, we cannot be sure on what terms or if this matter will be resolved.  During the three months ended March 31, 2024, the Company recorded a liability of $2,500 representing the low end of the range of our estimated exposure. The Company does not have a better estimate of the loss therefore the low-end of the range was recorded as an accrued liability during the first quarter of 2024 and a corresponding expense is included in legal costs and regulatory matter expenses in the consolidated statements of comprehensive income.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 5. OTHER INFORMATION

During the three month period ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, nor did the Company during such fiscal quarter adopt or terminate any “Rule 10b5-1 trading arrangement”.

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

CLARUS CORPORATION
Date: May 2, 2024	By:	/s/ Warren B. Kanders
	Name:	Warren B. Kanders
	Title:	Executive Chairman
(Principal Executive Officer)

Date: May 2, 2024	By:	/s/ Michael J. Yates
	Name:	Michael J. Yates
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)