Form 10-Q
period 2024-06-30
Clarus Corp
filed 2024-08-01
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2024

or

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

As of July 25, 2024, there were 38,362,162 shares of common stock, par value $0.0001, outstanding.

INDEX

CLARUS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash	$46,221	$11,324
Accounts receivable, less allowance for
credit losses of $1,566 and $1,412	43,721	53,971
Inventories	91,456	91,409
Prepaid and other current assets	6,018	4,865
Income tax receivable	1,371	892
Assets held for sale	-	137,284
Total current assets	188,787	299,745

Property and equipment, net	17,029	16,587
Other intangible assets, net	35,779	41,466
Indefinite-lived intangible assets	57,694	58,527
Goodwill	38,834	39,320
Deferred income taxes	17,199	22,869
Other long-term assets	14,078	16,824
Total assets	$369,400	$495,338

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,533	$20,015
Accrued liabilities	23,358	24,580
Income tax payable	-	805
Current portion of long-term debt	-	119,790
Liabilities held for sale	-	5,744
Total current liabilities	32,891	170,934

Deferred income taxes	16,697	18,124
Other long-term liabilities	12,529	14,160
Total liabilities	62,117	203,218

Stockholders’ Equity
Preferred stock, $0.0001 par value per share; 5,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value per share; 100,000 shares authorized; 42,940 and 42,761 issued and 38,298 and 38,149 outstanding, respectively	4	4
Additional paid in capital	694,194	691,198
Accumulated deficit	(336,261)	(350,739)
Treasury stock, at cost	(33,114)	(32,929)
Accumulated other comprehensive loss	(17,540)	(15,414)
Total stockholders’ equity	307,283	292,120
Total liabilities and stockholders’ equity	$369,400	$495,338

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	June 30, 2024	June 30, 2023

Sales
Domestic sales	$22,934	$25,925
International sales	33,550	32,012
Total sales	56,484	57,937

Cost of goods sold	36,078	35,360
Gross profit	20,406	22,577

Operating expenses
Selling, general and administrative	28,081	26,882
Restructuring charges	161	736
Transaction costs	27	22
Contingent consideration benefit	(125)	-
Legal costs and regulatory matter expenses	399	355

Total operating expenses	28,543	27,995

Operating loss	(8,137)	(5,418)

Other income
Interest income, net	455	8
Other, net	414	226

Total other income, net	869	234

Loss before income tax	(7,268)	(5,184)
Income tax benefit	(1,775)	(862)
Loss from continuing operations	(5,493)	(4,322)

Discontinued operations, net of tax	-	2,231

Net loss	(5,493)	(2,091)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,537	(1,389)
Unrealized gain on hedging activities	8	25
Other comprehensive income (loss)	1,545	(1,364)
Comprehensive loss	$(3,948)	$(3,455)

Loss from continuing operations per share:
Basic	$(0.14)	$(0.12)
Diluted	(0.14)	(0.12)

Net loss per share:
Basic	$(0.14)	$(0.06)
Diluted	(0.14)	(0.06)

Weighted average shares outstanding:
Basic	38,297	37,192
Diluted	38,297	37,192

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended
	June 30, 2024	June 30, 2023

Sales
Domestic sales	$51,218	$50,122
International sales	74,577	78,093
Total sales	125,795	128,215

Cost of goods sold	80,538	80,130
Gross profit	45,257	48,085

Operating expenses
Selling, general and administrative	56,296	56,236
Restructuring charges	531	736
Transaction costs	65	59
Contingent consideration benefit	(125)	(1,565)
Legal costs and regulatory matter expenses	3,401	483

Total operating expenses	60,168	55,949

Operating loss	(14,911)	(7,864)

Other (expense) income
Interest income, net	825	13
Other, net	(495)	302

Total other income, net	330	315

Loss before income tax	(14,581)	(7,549)
Income tax benefit	(2,626)	(1,196)
Loss from continuing operations	(11,955)	(6,353)

Discontinued operations, net of tax	28,346	5,860

Net income (loss)	16,391	(493)

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(2,498)	(2,410)
Unrealized gain (loss) on hedging activities	372	(54)
Other comprehensive loss	(2,126)	(2,464)
Comprehensive income (loss)	$14,265	$(2,957)

Loss from continuing operations per share:
Basic	$(0.31)	$(0.17)
Diluted	(0.31)	(0.17)

Net income (loss) per share:
Basic	$0.43	$(0.01)
Diluted	0.43	(0.01)

Weighted average shares outstanding:
Basic	38,253	37,164
Diluted	38,253	37,164

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30, 2024	June 30, 2023
Cash Flows From Operating Activities:
Net income (loss)	$16,391	$(493)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation of property and equipment	2,071	3,732
Amortization of other intangible assets	4,900	6,499
Gain on sale of business	(40,585)	-
Amortization of debt issuance costs	1,209	464
Gain on disposition of property and equipment	(123)	(44)
Noncash lease expense	1,527	1,475
Contingent consideration benefit	(125)	(1,565)
Stock-based compensation	2,711	2,869
Deferred income taxes	4,434	(1,569)
Changes in operating assets and liabilities, net of disposition:
Accounts receivable	11,653	10,495
Inventories	(4,607)	(1,953)
Prepaid and other assets	295	1,237
Accounts payable	(10,848)	1,233
Accrued liabilities	(3,163)	(5,063)
Income taxes	(1,267)	(31)
Net cash (used in) provided by operating activities	(15,527)	17,286

Cash Flows From Investing Activities:
Proceeds from the sale of business, net of cash	175,674	-
Proceeds from disposition of property and equipment	213	169
Purchase of intangible assets	(250)	-
Purchases of property and equipment	(3,475)	(3,252)
Net cash provided by (used in) investing activities	172,162	(3,083)

Cash Flows From Financing Activities:
Proceeds from revolving credit facilities	31,205	19,801
Repayments on revolving credit facilities	(41,580)	(26,879)
Repayments on term loans and other debt	(109,463)	(4,837)
Proceeds from issuance of other debt	49	-
Purchase of treasury stock	(185)	(222)
Proceeds from exercise of options	285	35
Cash dividends paid	(1,913)	(1,860)
Net cash used in financing activities	(121,602)	(13,962)

Effect of foreign exchange rates on cash	(136)	(987)

Change in cash	34,897	(746)
Cash, beginning of year	11,324	12,061
Cash, end of period	$46,221	$11,315

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$1,888	$1,010
Cash paid for interest	$1,947	$5,127
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Property and equipment purchased with accounts payable	$224	$159
Lease liabilities arising from obtaining right-of-use assets	$161	$4,066

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Loss	Equity

Balance, December 31, 2022	41,637	$4	$679,339	$(336,843)	(4,589)	$(32,707)	$(17,685)	$292,108
Net income	-	-	-	1,598	-	-	-	1,598
Other comprehensive loss	-	-	-	-	-	-	(1,100)	(1,100)
Cash dividends ($0.025 per share)	-	-	-	(930)	-	-	-	(930)
Purchase of treasury stock	-	-	-	-	(12)	(118)	-	(118)
Stock-based compensation expense	-	-	1,334	-	-	-	-	1,334
Proceeds from exercise of options	154	-	-	-	-	-	-	-
Balance, March 31, 2023	41,791	$4	$680,673	$(336,175)	(4,601)	$(32,825)	$(18,785)	$292,892
Net loss	-	-	-	(2,091)	-	-	-	(2,091)
Other comprehensive loss	-	-	-	-	-	-	(1,364)	(1,364)
Cash dividends ($0.025 per share)	-	-	-	(930)	-	-	-	(930)
Purchase of treasury stock	-	-	-	-	(11)	(104)	-	(104)
Stock-based compensation expense	-	-	1,535	-	-	-	-	1,535
Proceeds from exercise of options	42	-	35	-	-	-	-	35
Balance, June 30, 2023	41,833	$4	$682,243	$(339,196)	(4,612)	$(32,929)	$(20,149)	$289,973

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Loss	Equity

Balance, December 31, 2023	42,761	$4	$691,198	$(350,739)	(4,612)	$(32,929)	$(15,414)	$292,120
Net income	-	-	-	21,884	-	-	-	21,884
Other comprehensive loss	-	-	-	-	-	-	(3,671)	(3,671)
Cash dividends ($0.025 per share)	-	-	-	(956)	-	-	-	(956)
Purchase of treasury stock	-	-	-	-	(30)	(185)	-	(185)
Stock-based compensation expense	-	-	1,183	-	-	-	-	1,183
Proceeds from exercise of options	117	-	-	-	-	-	-	-
Balance, March 31, 2024	42,878	$4	$692,381	$(329,811)	(4,642)	$(33,114)	$(19,085)	$310,375
Net loss	-	-	-	(5,493)	-	-	-	(5,493)
Other comprehensive income	-	-	-	-	-	-	1,545	1,545
Cash dividends ($0.025 per share)	-	-	-	(957)	-	-	-	(957)
Stock-based compensation expense	-	-	1,528	-	-	-	-	1,528
Proceeds from exercise of options	62	-	285	-	-	-	-	285
Balance, June 30, 2024	42,940	$4	$694,194	$(336,261)	(4,642)	$(33,114)	$(17,540)	$307,283

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and subsidiaries (which may be referred to as the “Company,” “Clarus,” “we,” “us” or “our”) as of June 30, 2024 and December 31, 2023 and for the three and six months ended June 30, 2024 and 2023, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), instructions to the Quarterly Report on Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments, except otherwise disclosed) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be obtained for the year ending December 31, 2024. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2024.

Nature of Business

Headquartered in Salt Lake City, Utah, we are a global leader in the design and development of best-in-class equipment and lifestyle products for outdoor enthusiasts. Driven by our rich history of engineering and innovation, our objective is to provide safe, simple, effective and beautiful products so that our customers can maximize their outdoor pursuits and adventures. Each of our brands has a long history of continuous product innovation for core and everyday users alike. The Company’s products are principally sold globally under the Black Diamond®, Rhino-Rack®, MAXTRAX®, and TRED Outdoors® brand names through outdoor specialty and online retailers, our own websites, distributors and original equipment manufacturers.

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

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation. Specifically, legal costs associated with specific legal matters which were recorded in selling, general, and administrative expenses are now presented in legal costs and regulatory matter expenses in the consolidated statements of comprehensive income (loss). See Note 16 for discussion regarding legal matters.

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

The Company acquired TRED for an aggregate purchase price of $AUD 10,741 (approximately $6,849), subject to a post-closing adjustment, comprised of $AUD 8,875 (approximately $5,659) cash, 179 shares of the Company’s common stock valued at $1,069, and additional consideration described below. The TRED Purchase Agreement provides for the payment of additional contingent consideration of up to $AUD 1,000 (approximately $638) in cash upon the satisfaction of certain net sales targets (the “TRED Contingent Consideration”). The Company estimated the initial fair value of the TRED Contingent Consideration to be $AUD 189 (approximately $121) and recorded this liability within accrued liabilities. See Note 11 for discussion regarding the valuation of the TRED Contingent Consideration as of June 30, 2024. The acquisition was accounted for as a business combination.

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

NOTE 3. DISCONTINUED OPERATIONS

On February 29, 2024, the Company and Everest/Sapphire Acquisition, LLC, its wholly-owned subsidiary, completed the sale to Bullseye Acquisitions, LLC, an affiliate of JDH Capital Company, of all of the equity associated with the Company’s Precision Sport segment, comprised of the Company’s subsidiaries Sierra and Barnes, pursuant to a Purchase and Sale Agreement dated as of December 29, 2023, by and among, Bullseye Acquisitions, LLC, Everest/Sapphire Acquisition, LLC and the Company (the “Precision Sport Purchase Agreement”). The Precision Sport segment engaged in the business of designing, developing, manufacturing, and marketing bullets and ammunition to the military, law enforcement, and commercial/consumer markets. Under the terms of the Precision Sport Purchase Agreement, the Buyer agreed to pay $175,000 in cash, which is subject to a customary working capital adjustment. The Company received $175,674 in cash under the terms of the Precision Sport Purchase Agreement, which included a preliminary working capital adjustment. As of June 30, 2024, the working capital adjustment had not been finalized, and the Company is disputing Bullseye Acquisitions, LLC’s proposed determination of the final working capital adjustment. The Company recognized a pre-tax gain on such sale of $40,585. The activities of the Precision Sport segment have been segregated and reported as discontinued operations for all periods presented.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The carrying amounts of the assets and liabilities of the Precision Sport segment were classified as held for sale in our consolidated balance sheets as of December 31, 2023. The asset and liability balances as of December 31, 2023 were classified as current as we anticipated the sale of these assets and liabilities within a one year period.  The carrying amounts were as follows:

December 31, 2023

Accounts receivable, net	$9,914
Inventories	44,208
Prepaid and other current assets	2,931
Total current assets held for sale	57,053

Property and equipment, net	24,075
Other intangible assets, net	4,926
Indefinite-lived intangible assets	24,500
Goodwill	26,715
Other long-term assets	15
Total assets held for sale	$137,284

Accounts payable	$2,441
Accrued liabilities	3,303
Total current liabilities held for sale	5,744

Total liabilities held for sale	$5,744

Summarized results of discontinued operations for the Precision Sport segment are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Sales	$-	$25,791	$10,585	$52,897
Cost of goods sold	-	(17,614)	(6,543)	(34,207)
Selling, general and administrative	-	(2,963)	(2,062)	(6,300)
Restructuring charges	-	-	(3)	-
Transaction costs	-	(37)	(3,440)	(74)
Interest expense, net	-	(2,865)	(2,455)	(5,616)
Other, net	-	(2)	(38)	7

(Loss) income from operations of discontinued operations	-	2,310	(3,956)	6,707
Gain on sale of discontinued operations	-	-	40,585	-

Income from discontinued operations before taxes	-	2,310	36,629	6,707
Income tax expense	-	79	8,283	847
Income from discontinued operations, net of tax	$-	$2,231	$28,346	$5,860

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

In connection with the sale of the Precision Sport segment, all interest expense related to outstanding debt that was required to be repaid with the proceeds received from the sale pursuant to the terms of the Company’s credit facility is allocated to discontinued operations in our condensed consolidated financial statements for the three and six months ended June 30, 2024 and 2023.

Summarized cash flow information for the Precision Sport segment discontinued operations are as follows:

	Six Months Ended
	June 30, 2024	June 30, 2023

Depreciation of property and equipment	-	1,713
Amortization of intangible assets	-	1,017
Stock-based compensation	5	97
Purchase of property and equipment	886	1,406

NOTE 4. INVENTORIES

Inventories, as of June 30, 2024 and December 31, 2023, were as follows:

	June 30, 2024	December 31, 2023
Finished goods	$80,347	$78,887
Work-in-process	387	295
Raw materials and supplies	10,722	12,227
	$91,456	$91,409

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, net, as of June 30, 2024 and December 31, 2023, were as follows:

	June 30, 2024	December 31, 2023

Land	$2,850	$2,850
Building and improvements	6,485	6,476
Furniture and fixtures	6,198	6,195
Computer hardware and software	8,191	8,092
Machinery and equipment	18,623	18,119
Construction in progress	2,763	1,224
	45,110	42,956
Less accumulated depreciation	(28,081)	(26,369)
	$17,029	$16,587

Depreciation expense for continuing operations for the three months ended June 30, 2024 and 2023 was $1,045 and $1,080, respectively, and for the six months ended June 30, 2024 and 2023 was $2,071 and $2,019, respectively.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes the balances in goodwill by segment:

	Outdoor	Adventure	Total

Goodwill	$29,507	$91,375	$120,882
Accumulated goodwill impairments	(29,507)	(52,071)	(81,578)

Balance at December 31, 2023	$-	$39,320	$39,320

Impact of foreign currency exchange rates	-	(486)	(486)

Balance at June 30, 2024	$-	$38,834	$38,834

Indefinite-Lived Intangible Assets

The following table summarizes the changes in indefinite-lived intangible assets:

Balance at December 31, 2023	$58,527

Impact of foreign currency exchange rates	(833)

Balance at June 30, 2024	$57,694

Trademarks classified as indefinite-lived intangible assets by brand as of June 30, 2024 and December 31, 2023, were as follows:

	June 30, 2024	December 31, 2023
Black Diamond	$19,600	$19,600
PIEPS	2,990	3,080
Rhino-Rack	25,232	25,767
MAXTRAX	9,872	10,080
	$57,694	$58,527

Other Intangible Assets, net

The following table summarizes the changes in gross other intangible assets:

Gross balance at December 31, 2023	$82,103

Disposal of fully amortized other intangible assets	(163)
Impact of foreign currency exchange rates	(1,330)

Gross balance at June 30, 2024	$80,610

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Other intangible assets, net of amortization as of June 30, 2024 and December 31, 2023, were as follows:

	June 30, 2024
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life
Intangibles subject to amortization
Customer relationships	$60,297	$(33,654)	$26,643	13.8 years
Product technologies	17,628	(10,127)	7,501	10.0 years
Tradenames	1,738	(103)	1,635	12.0 years
Core technologies	947	(947)	-	10.0 years
	$80,610	$(44,831)	$35,779	12.9 years

	December 31, 2023
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life

Customer relationships	$61,215	$(30,478)	$30,737	13.8 years
Product technologies	18,003	(9,014)	8,989	10.0 years
Tradenames	1,938	(198)	1,740	11.4 years
Core technologies	947	(947)	-	10.0 years
	$82,103	$(40,637)	$41,466	12.9 years

Amortization expense for continuing operations for the three months ended June 30, 2024 and 2023, was $2,451 and $2,714, respectively, and for the six months ended June 30 2024 and 2023 was $4,900 and $5,482, respectively. Future amortization expense for other intangible assets as of June 30, 2024 is as follows:

Years Ending December 31,	Amortization Expense
2024 (excluding the six months ended June 30, 2024)	$4,814
2025	8,183
2026	6,394
2027	4,659
2028	3,432
2029	2,575
Thereafter	5,722
$35,779

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 7. ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Accrued liabilities as of June 30, 2024 and December 31, 2023, were as follows:

	June 30, 2024	December 31, 2023

Accrued payroll and related items	$3,834	$3,964
Accrued bonus	1,966	2,047
Designated forward exchange contracts	-	221
Accrued warranty	1,796	1,648
Current lease liabilities	3,294	3,179
Accrued commissions	416	344
Contingent consideration liabilities	-	129
Accrued CPSC regulatory matter	2,500	-
Restructuring liabilities	123	1,246
Other	9,429	11,802
	$23,358	$24,580

Other long-term liabilities as of June 30, 2024 and December 31, 2023, were as follows:

	June 30, 2024	December 31, 2023

Long-term lease liability	$11,403	$13,030
Other	1,126	1,130
	$12,529	$14,160

NOTE 8. LONG-TERM DEBT

Long-term debt as of June 30, 2024 and December 31, 2023, was as follows:

	June 30, 2024	December 31, 2023

Revolving credit facility (a)	$-	$10,375
Other debt (b)	-	40
Term loan (c)	-	109,375
	-	119,790
Less current portion	-	(119,790)
	$-	$-

(a)	On February 29, 2024, upon the closing of the disposition of the Precision Sport segment, the Company terminated and paid off amounts outstanding under the revolving credit facility in full. The Company paid interest monthly on any borrowings on the Restated Credit Agreement. As of December 31, 2023, the interest rates ranged between approximately 7.7% and 9.8%.
(b)	Foreign subsidiaries of the Company had term debt with financial institutions, which was repaid as of June 30, 2024. The foreign subsidiaries paid interest monthly on any borrowings on the credit facility as well as monthly

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

payments on the term debt. As of December 31, 2023, the interest rate was approximately 3.2%. The term debt was secured by certain assets of the foreign subsidiaries.
(c)	On February 29, 2024, upon the closing of the disposition of the Precision Sport segment, the Company terminated and paid off amounts outstanding under the term loan in full. The Company paid interest monthly on any borrowings on the Restated Credit Agreement. As of December 31, 2023, the rate was approximately 7.7%.

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

At June 30, 2024, the Company’s derivative contracts had remaining maturities of less than one year. The counterparties to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure of the Company’s credit risk to the counterparties is generally limited to the aggregate unrealized loss of all contracts with that counterparty. As of June 30, 2024, there was no such exposure to the counterparties. The Company’s exposure of counterparty credit risk is limited to the aggregate unrealized gain of $344 on all contracts as of June 30, 2024. The Company’s derivative counterparties have strong credit ratings and as a result, the Company does not require collateral to facilitate transactions.

The Company held the following contracts designated as hedging instruments as of June 30, 2024 and December 31, 2023:

June 30, 2024
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	$4,956	February 2025
Foreign exchange contracts - Euros	€ 9,404	February 2025

December 31, 2023
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	$7,925	February 2025
Foreign exchange contracts - Euros	€ 20,612	February 2025

For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive loss and reclassified to sales in the period the underlying hedged transaction is recognized in earnings. Gains (losses) of $136 and ($43) were reclassified to sales during the three months ended June 30, 2024 and 2023, respectively, and $217 and ($59) were reclassified to sales during the six months ended June 30, 2024 and 2023, respectively.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The following table presents the balance sheet classification and fair value of derivative instruments as of June 30, 2024 and December 31, 2023:

	Classification	June 30, 2024	December 31, 2023

Derivative instruments in asset positions:
Designated forward exchange contracts	Prepaid and other current assets	$344	$-

Derivative instruments in liability positions:
Designated forward exchange contracts	Accrued liabilities	$-	$221
Designated forward exchange contracts	Other long-term liabilities	$-	$35

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss (“AOCI”) primarily consists of foreign currency translation adjustments and changes in our forward foreign exchange contracts. The following table sets forth the changes in AOCI, net of tax, for the three months ended June 30, 2024:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of March 31, 2024	$(19,258)	$173	$(19,085)
Other comprehensive income before reclassifications	1,537	113	1,650
Amounts reclassified from other comprehensive loss	-	(105)	(105)
Net current period other comprehensive income	1,537	8	1,545
Balance as of June 30, 2024	$(17,721)	$181	$(17,540)

The following table sets forth the changes in AOCI, net of tax, for the three months ended June 30, 2023:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of March 31, 2023	$(18,649)	$(136)	$(18,785)
Other comprehensive loss before reclassifications	(1,389)	(9)	(1,398)
Amounts reclassified from other comprehensive loss	-	34	34
Net current period other comprehensive (loss) income	(1,389)	25	(1,364)
Balance as of June 30, 2023	$(20,038)	$(111)	$(20,149)

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The following table sets forth the changes in AOCI, net of tax, for the six months ended June 30, 2024:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2023	$(15,223)	$(191)	$(15,414)
Other comprehensive (loss) income before reclassifications	(2,498)	539	(1,959)
Amounts reclassified from other comprehensive loss	-	(167)	(167)
Net current period other comprehensive (loss) income	(2,498)	372	(2,126)
Balance as of June 30, 2024	$(17,721)	$181	$(17,540)

The following table sets forth the changes in AOCI, net of tax, for the six months ended June 30, 2023:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2022	$(17,628)	$(57)	$(17,685)
Other comprehensive loss before reclassifications	(2,410)	(100)	(2,510)
Amounts reclassified from other comprehensive loss	-	46	46
Net current period other comprehensive loss	(2,410)	(54)	(2,464)
Balance as of June 30, 2023	$(20,038)	$(111)	$(20,149)

The effects on net income of amounts reclassified from unrealized gains (losses) on cash flow hedges for foreign exchange contracts for the three and six months ended June 30, 2024 and 2023, were as follows:

	Gains (losses) reclassified from AOCI to the Consolidated Statements of Comprehensive Income (Loss)
Affected line item in the Consolidated	Three Months Ended		Six Months Ended
Statements of Comprehensive Income (Loss)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Foreign exchange contracts:
Sales	$136	$(43)	$217	$(59)
Less: Income tax expense (benefit)	31	(9)	50	(13)
Amount reclassified, net of tax	$105	$(34)	$167	$(46)

Total reclassifications from AOCI	$105	$(34)	$167	$(46)

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

Items Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024
	Level 1	Level 2	Level 3	Total

Assets
Designated forward exchange contracts	$-	$344	$-	$344
	$-	$344	$-	$344

Liabilities
Designated forward exchange contracts	$-	$-	$-	$-
	$-	$-	$-	$-

	December 31, 2023
	Level 1	Level 2	Level 3	Total

Assets
Designated forward exchange contracts	$-	$-	$-	$-
	$-	$-	$-	$-

Liabilities
Designated forward exchange contracts	$-	$256	$-	$256
Contingent consideration liabilities	$-	$-	$129	$129
	$-	$256	$129	$385

Derivative financial instruments are recorded at fair value based on current market pricing models. No nonrecurring fair value measurements existed at June 30, 2024 and December 31, 2023.

The Company estimated the initial fair value of the contingent consideration liabilities primarily using the Monte-Carlo pricing model. Significant unobservable inputs used in the valuation included a discount rate of 11.5%. Contingent consideration liabilities are subsequently remeasured at the estimated fair value at the end of each reporting period using financial projections of the acquired company, such as sales-based milestones and estimated probabilities of achievement,

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

with the change in fair value recognized in contingent consideration benefit in the accompanying consolidated statements of comprehensive income (loss) for such period. We measure the initial liability and remeasure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements.

The following table summarizes the changes in contingent consideration liabilities:

TRED

Balance at December 31, 2023	$129

Fair value adjustments	(125)
Impact of foreign currency exchange rates	(4)

Balance at June 30, 2024	$-

As the contingent consideration liabilities are remeasured to fair value each reporting period, significant increases or decreases in projected sales, discount rates or the time until payment is made could have resulted in a significantly lower or higher fair value measurement. Our determination of fair value of the contingent consideration liabilities could change in future periods based on our ongoing evaluation of these significant unobservable inputs. As of June 30, 2024, the net sales threshold required for the payment of the TRED contingent consideration is not expected to be met.

NOTE 12. STOCKHOLDERS’ EQUITY

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis. The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. On July 30, 2024, the Company announced that its Board of Directors approved the payment on August 19, 2024 of the Quarterly Cash Dividend of $0.025 to the record holders of shares of the Company’s common stock as of the close of business on August 9, 2024.

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

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings (loss) per share:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Weighted average shares outstanding - basic	38,297	37,192	38,253	37,164
Effect of dilutive stock awards	-	-	-	-
Weighted average shares outstanding - diluted	38,297	37,192	38,253	37,164

Loss from continuing operations per share:
Basic	$(0.14)	$(0.12)	$(0.31)	$(0.17)
Diluted	(0.14)	(0.12)	(0.31)	(0.17)

Income from discontinued operations per share:
Basic	$-	$0.06	$0.74	$0.16
Diluted	-	0.06	0.74	0.16

Net (loss) income per share:
Basic	$(0.14)	$(0.06)	$0.43	$(0.01)
Diluted	(0.14)	(0.06)	0.43	(0.01)

For the three months ended June 30, 2024 and 2023, equity awards of 5,762 and 6,082, respectively, and for the six months ended June 30, 2024 and 2023, equity awards of 5,405 and 6,058, respectively, were excluded from the calculation of earnings (loss) per share for these periods as they were anti-dilutive.

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

Options Granted:

During the six months ended June 30, 2024, the Company issued stock options for an aggregate of 1,240 shares under the 2015 Plan to directors and employees of the Company. Of the 1,240 options, 1,140 options vest and become exercisable over a period of two years and 100 vest in four equal consecutive quarterly tranches from the date of grant. All of the issued stock options expire ten years from the date of the grant.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Options Granted During the Six Months Ended June 30, 2024

Number of options	1,240
Option vesting period	1 - 2 Years
Grant price (per share)	$6.75 - $6.81
Dividend yield	1.47% - 1.48%
Expected volatility (a)	50.3% - 51.9%
Risk-free interest rate	4.08% - 4.57%
Expected life (years) (b)	5.31 - 5.75
Weighted average fair value (per share)	$3.06 - $3.12

(a)	Expected volatility is based upon the Company’s historical volatility.

(b)	The expected term was determined based upon the underlying terms of the awards and the category and employment history of employee award recipient.

The grant date fair value of the stock options granted during the six months ended June 30, 2024 was $3,798, which will be recognized over the vesting period of the options.

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

The total non-cash stock compensation expense for continuing operations related to restricted stock, stock options and stock awards recorded by the Company for the three months ended June 30, 2024 and 2023 was $1,528 and $1,486, respectively, and for the six months ended June 30, 2024 and 2023 was $2,706 and $2,772, respectively. For the three and six months ended June 30, 2024 and 2023, the majority of stock-based compensation costs were classified as selling, general and administrative expenses.

As of June 30, 2024, there were 1,176 unvested stock options and unrecognized compensation cost of $3,604 related to unvested stock options, as well as 1,600 unvested restricted stock awards and unrecognized compensation costs of $6,159 related to unvested restricted stock awards.

NOTE 15. RESTRUCTURING

Starting in 2023, the Company began incurring expenses to facilitate long-term sustainable growth through cost reduction actions, consisting of employee reductions, facility rationalization and contract termination costs. During the three months ended June 30, 2024 and 2023, the Company incurred $161 and $736, respectively, and during the six months ended June 30, 2024 and 2023, the Company incurred $531 and $736, respectively, of restructuring charges related to these actions. The Company has incurred $3,754 of cumulative restructuring charges since the commencement of restructuring actions in 2023. The Company accrues for restructuring costs when they are probable and reasonably estimable. These costs include severance costs, exit costs, and other restructuring costs and are included in Restructuring charges in the condensed

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

consolidated statements of comprehensive income (loss). Severance costs primarily consist of severance benefits through payroll continuation, conditional separation costs and employer tax liabilities, while exit costs primarily consist of lease exit and contract termination costs. Other costs consist primarily of costs related to the discontinuance of certain product lines and are distinguishable and directly attributable to the Company’s restructuring initiative and not a result of external market factors associated with the ongoing business. We estimate that we will continue to incur restructuring costs related to employee-related costs and facility exit costs during the year 2024; however, the Company cannot estimate the total amount expected to be incurred as cost reduction actions continue to be evaluated. The Company anticipates completing these restructuring activities in 2025.

The following table summarizes the restructuring charges, payments and the remaining liabilities related to restructuring costs at June 30, 2024, which are included within accrued liabilities in the condensed consolidated balance sheets:

	Outdoor	Adventure	Corporate	Total
Balance at December 31, 2023	1,246	-	-	1,246
Charges to expense:
Employee termination benefits	$355	$160	$-	$515
Exit costs	16	-	-	16
Total restructuring charges	$371	$160	$-	$531
Cash payments and non-cash charges:
Cash payments	(1,471)	(160)	-	(1,631)
Asset impairments	(23)	-	-	(23)
Balance at June 30, 2024	$123	$-	$-	$123

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

The Company is involved in various legal disputes and other legal proceedings that arise from time to time in the ordinary course of business. Anticipated costs related to litigation matters are accrued when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Based on currently available information, the Company does not believe that it is reasonably possible that the disposition of any of the legal disputes the Company or its subsidiaries is currently involved in will have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows, except for the U.S. Consumer Product Safety Commission (“CPSC”) matter discussed below. There is a reasonable possibility of loss from contingencies in excess of the amounts accrued by the Company in the accompanying condensed consolidated balance sheets; however, the actual amounts of such possible losses cannot currently be reasonably estimated by the Company. It is possible that, as additional information becomes available, the Company may subsequently determine that it may incur losses from such contingencies materially in excess of the amounts initially accrued by the Company which could have a material adverse effect on the Company’s liquidity, stock price, consolidated financial position, results of operations and/or cash flows.

Legal expenses incurred in the ordinary course of business are included in selling, general, and administrative expenses in the consolidated statements of comprehensive income (loss) except as described below. See Part II, Item 1. “Legal Proceedings.”

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

John C. Walbrecht, the former President of BDEL and the Company, received a letter from the CPSC dated June 25, 2024 alleging that in his personal capacity he knowingly violated the Consumer Product Safety Act by failing to timely report that the beacons in question contained a defect. The staff of the CPSC recommended a $5,000 fine against Mr. Walbrecht personally. Pursuant to the Company’s by-laws, the Company has agreed to indemnify Mr. Walbrecht and advance his legal fees, and he has provided an undertaking to the Company that the Company will be entitled to recover those expenses if it is ultimately determined that he was not entitled to indemnification.

Based on currently available information, the Company believes an unfavorable outcome is probable, however, we cannot reasonably estimate on what terms or if this matter will be resolved. During the six months ended June 30, 2024, the Company recorded a liability of $2,500 representing the low end of the range of our estimated exposure. The Company does not have a better estimate of the loss; therefore the low-end of the range was recorded as an accrued liability during the first quarter of 2024 and a corresponding expense is included in legal costs and regulatory matter expenses in the consolidated statements of comprehensive income (loss).

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

We believe it is reasonably possible that a change in our ability to estimate the amount of loss could occur in the near term and that the change in the estimate could be material. In addition, as this matter is ongoing, the Company is currently unable to predict its duration, resources required or outcome, or the impact it may have on the Company’s liquidity, financial condition, results of operations and/or cash flows.  Any penalties imposed by the CPSC or other regulators, could be costly to us and could damage our business and reputation as well as have a material adverse effect on the Company’s liquidity, stock price, consolidated financial position, results of operations and/or cash flows. During the three months ended June 30, 2024 and 2023, the Company incurred legal expenses of $180 and $107, respectively, and during the six months ended June 30, 2024 and 2023, the Company incurred legal expenses of $385 and $163, respectively, in efforts to resolve this matter. These legal expenses are included in legal costs and regulatory matter expenses in the consolidated statements of comprehensive income (loss).

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

During the three months ended June 30, 2024, and 2023, the Company incurred legal expenses of $219 and $248, respectively, and during the six months ended June 30, 2024 and 2023, the Company incurred legal expenses of $516 and $320, respectively, in the efforts to bring the cases against HAP Trading and Caption Management to trial. These legal expenses are included in legal costs and regulatory matter expenses in the consolidated statements of comprehensive income (loss).

NOTE 17. INCOME TAXES

The Company’s U.S. federal statutory tax rate of 21% and its foreign operations have statutory tax rates of approximately 23% in Austria, 28% in New Zealand, and 30% in Australia.

The difference between the Company’s estimated effective tax rate benefit of 24.4% for the three months ended June 30, 2024, and the U.S. federal statutory tax rate of 21% was primarily due to the impact of stock compensation and research and experimentation expenditures and credits in the second quarter of 2024.

The difference between the Company’s estimated effective tax rate benefit of 18.0% for the six months ended June 30, 2024, and the U.S. federal statutory tax rate of 21% was primarily due to the impact of stock compensation and research and experimentation expenditures and credits in the first half of 2024.

As of December 31, 2023, the Company’s gross deferred tax asset was $39,893. The Company has recorded a valuation allowance of $714, resulting in a net deferred tax asset of $39,179, before deferred tax liabilities of $34,434. The Company has provided a valuation allowance against a portion of the deferred tax assets as of June 30, 2024 and December 31, 2023, because the ultimate realization of those assets did not meet the more-likely-than-not criteria. Part of the Company’s

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

deferred tax assets consist of net operating loss carryforwards (“NOLs”) for federal tax purposes. If a change in control were to occur, these could be limited under Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended.

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

As of June 30, 2024, we had approximately $17,000 in U.S. net deferred tax assets. These deferred tax assets are estimated to reverse into NOL carryforwards that can be used to offset taxable income and reduce income taxes payable in future periods. At this time, we consider it more likely than not that we will have sufficient taxable income in future periods that will allow us to realize these deferred tax assets. However, unless we can generate sufficient taxable income from our future operations, a valuation allowance to reduce our U.S. deferred tax assets may be required, which would materially increase our expenses in the period the allowance is recognized and have a material adverse effect on our results of operations and consolidated financial position.

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

Financial information for our segments, as well as revenue by geography, which the Company believes provides a meaningful depiction how the nature, timing and uncertainty of revenue are affected by economic factors, is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Sales to external customers:
Outdoor
Domestic sales	$18,885	$21,869	$42,514	$43,434
International sales	17,302	18,198	40,695	49,408
Total Outdoor	36,187	40,067	83,209	92,842
Adventure
Domestic sales	4,049	4,056	8,704	6,688
International sales	16,248	13,814	33,882	28,685
Total Adventure	20,297	17,870	42,586	35,373
Total sales to external customers	56,484	57,937	125,795	128,215
Segment operating (loss) income:
Outdoor	(2,395)	(1,224)	(4,106)	266
Adventure	(1,267)	(502)	(2,037)	(100)
Total segment operating (loss) income	(3,662)	(1,726)	(6,143)	166
Corporate costs	(4,475)	(3,692)	(8,768)	(8,030)
Interest income, net	455	8	825	13
Other, net	414	226	(495)	302
Loss before income tax	$(7,268)	$(5,184)	$(14,581)	$(7,549)

There were no intercompany sales between the Outdoor and Adventure segments for the periods presented.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Total assets by segment, as of June 30, 2024 and December 31, 2023, were as follows:

	June 30, 2024	December 31, 2023

Outdoor	$156,113	$163,083
Adventure	173,518	185,023
Corporate	39,769	9,948
	$369,400	$358,054

Capital expenditures, depreciation and amortization by segment is as follows.

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Capital expenditures:
Outdoor	$787	$455	$1,507	$778
Adventure	776	659	1,067	1,068
Total capital expenditures	$1,563	$1,114	$2,574	$1,846
Depreciation:
Outdoor	$661	$740	$1,334	$1,413
Adventure	384	340	737	606
Total depreciation	$1,045	$1,080	$2,071	$2,019
Amortization:
Outdoor	$285	$256	$571	$514
Adventure	2,166	2,458	4,329	4,968
Total amortization	$2,451	$2,714	$4,900	$5,482

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

Overview

Headquartered in Salt Lake City, Utah, Clarus is a global leader in the design and development of best-in-class equipment and lifestyle products for outdoor enthusiasts. Driven by our rich history of engineering and innovation, our objective is to provide safe, simple, effective and beautiful products so that our customers can maximize their outdoor pursuits and adventures. Each of our brands has a long history of continuous product innovation for core and everyday users alike. The Company’s products are principally sold globally under the Black Diamond®, Rhino-Rack®, MAXTRAX®, and TRED Outdoors® brand names through outdoor specialty and online retailers, our own websites, distributors and original equipment manufacturers. Our portfolio of iconic brands is well-positioned for sustainable, long-term growth underpinned by powerful industry trends across the outdoor and adventure sport end markets.

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

On August 21, 2017, the Company acquired Sierra Bullets, L.L.C. (“Sierra”). On November 6, 2018, the Company acquired the assets of SKINourishment, Inc. (“SKINourishment”). During the first quarter of 2024, the Company ceased operations of SKINourishment. On October 2, 2020, the Company completed the acquisition of certain assets and liabilities constituting the Barnes business (“Barnes”). On July 1, 2021, the Company completed the acquisition of Australia-based Rhino-Rack Holdings Pty Ltd (“Rhino-Rack”). On December 1, 2021, the Company completed the acquisition of Australia-based MaxTrax Australia Pty Ltd (“MAXTRAX”). On October 9, 2023, the Company completed the acquisition of Australia-based TRED Outdoors Pty Ltd. (“TRED”).

On February 29, 2024, the Company completed the sale of all of the equity associated with the Company’s Precision Sport segment, comprised of the Company’s subsidiaries Sierra and Barnes, pursuant to a Purchase and Sale Agreement dated as of December 29, 2023 (the “Precision Sport Purchase Agreement”). Under the terms of the Precision Sport Purchase Agreement, the Company received approximately $175,674 in cash subject to customary working capital adjustments, in exchange for all of the equity associated with the Company’s Precision Sport segment. The activities of the Precision Sport segment have been segregated and reported as discontinued operations for all periods presented. See Note 3 to our condensed consolidated financial statements for financial information regarding discontinued operations.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis. The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. On July 30, 2024, the Company announced that its Board of Directors approved the payment on August 19, 2024 of the Quarterly Cash Dividend of $0.025 to the record holders of shares of the Company’s common stock as of the close of business on August 9, 2024.

Restructuring

Starting in 2023, the Company began incurring expenses to facilitate long-term sustainable growth through cost reduction actions, consisting of employee reductions, facility rationalization and contract termination costs. During the three months ended June 30, 2024 and 2023, the Company incurred $161 and $736, respectively, and during the six months ended June 30, 2024 and 2023, the Company incurred $531 and $736, respectively, of restructuring charges related to these actions. The Company has incurred $3,754 of cumulative restructuring charges since the commencement of restructuring actions in 2023. The Company accrues for restructuring costs when they are probable and reasonably estimable. These costs include severance costs, exit costs, and other restructuring costs and are included in Restructuring charges in the condensed consolidated statements of comprehensive income (loss). Severance costs primarily consist of severance benefits through payroll continuation, conditional separation costs and employer tax liabilities, while exit costs primarily consist of lease exit and contract termination costs. Other costs consist primarily of costs related to the discontinuance of certain product lines and are distinguishable and directly attributable to the Company’s restructuring initiative and not a result of external market factors associated with the ongoing business. We estimate that we will continue to incur restructuring costs related to employee-related costs and facility exit costs during the year 2024; however, the Company cannot estimate the total amount expected to be incurred as cost reduction actions continue to be evaluated. The Company anticipates completing these restructuring activities in 2025.

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

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 to our condensed consolidated financial statements.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Results of Operations

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

The following presents a discussion of operations for the three months ended June 30, 2024, compared with the three months ended June 30, 2023.

	Three Months Ended
	June 30, 2024	June 30, 2023

Sales
Domestic sales	$22,934	$25,925
International sales	33,550	32,012
Total sales	56,484	57,937

Cost of goods sold	36,078	35,360
Gross profit	20,406	22,577

Operating expenses
Selling, general and administrative	28,081	26,882
Restructuring charges	161	736
Transaction costs	27	22
Contingent consideration benefit	(125)	-
Legal costs and regulatory matter expenses	399	355

Total operating expenses	28,543	27,995

Operating loss	(8,137)	(5,418)

Other income
Interest income, net	455	8
Other, net	414	226

Total other income, net	869	234

Loss before income tax	(7,268)	(5,184)
Income tax benefit	(1,775)	(862)
Loss from continuing operations	(5,493)	(4,322)

Discontinued operations, net of tax	-	2,231

Net loss	$(5,493)	$(2,091)

Sales

Total sales decreased $1,453, or 2.5%, to $56,484 during the three months ended June 30, 2024, compared to total sales of $57,937 during the three months ended June 30, 2023. The decrease in sales was primarily attributable to a decrease in sales at the Outdoor segment of $3,880, partially offset by an increase in sales at the Adventure segment of $2,427.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Sales in the Adventure segment were reduced by $230 due to foreign exchange impact from the strengthening of the U.S. dollar against the Australian dollar during the three months ended June 30, 2024, compared to the prior period. Sales in the Outdoor segment were reduced by $28 due to foreign exchange impact from the strengthening of the U.S. dollar primarily against the euro during the three months ended June 30, 2024, compared to the prior period.

Sales in the Outdoor segment decreased due to weakness in our North American direct to consumer markets and softness in our European markets. Sales in the Adventure segment increased due to higher demand from original equipment manufacturer (“OEM”) customers and a $977 increase from the TRED Outdoors acquisition.

Domestic sales decreased $2,991, or 11.5%, to $22,934 during the three months ended June 30, 2024, compared to domestic sales of $25,925 during the three months ended June 30, 2023. The decrease in sales was attributable to decreases at the Outdoor and Adventure segments of $2,984, and $7 respectively.

International sales increased $1,538, or 4.8%, to $33,550 during the three months ended June 30, 2024, compared to international sales of $32,012 during the three months ended June 30, 2023. The increase in sales was primarily attributable to an increase in sales at the Adventure segment of $2,434, partially offset by a decrease in sales at the Outdoor segment of $896.

Cost of Goods Sold

Cost of goods sold increased $718, or 2.0%, to $36,078 during the three months ended June 30, 2024, compared to cost of goods sold of $35,360 during the three months ended June 30, 2023.

Gross Profit

Gross profit decreased $2,171, or 9.6%, to $20,406 during the three months ended June 30, 2024, compared to gross profit of $22,577 during the three months ended June 30, 2023. Gross margin was 36.1% during the three months ended June 30, 2024, compared to a gross margin of 39.0% during the three months ended June 30, 2023. Gross margin during the three months ended June 30, 2024 decreased compared to the prior year due to an increase in polyfluoroalkyl substances (“PFAS”) related inventory reserve expenses, unfavorable product mix due to increased discontinued merchandise sales at the Outdoor segment, as well as higher inventory and sales return reserve expenses at the Adventure segment.

Selling, General and Administrative

Selling, general, and administrative expenses increased $1,199, or 4.5%, to $28,081 during the three months ended June 30, 2024, compared to selling, general and administrative expenses of $26,882 during the three months ended June 30, 2023. The increase was primarily due to an increase in higher investment in marketing initiatives in the Adventure segment, as well as higher employee-related expenses across the Company. These increases were partially offset by expense reduction initiatives in the Outdoor segment to manage costs as well as lower intangible amortization.

Restructuring Charges

Restructuring charges decreased to $161 during the three months ended June 30, 2024, compared to restructuring charges of $736 during the three months ended June 30, 2023. The restructuring charges incurred during the three months ended June 30, 2024 relate to benefits provided to employees who were terminated due to the Company’s reduction-in-force as part of its continued realignment of resources within the organization of $158 and lease exit and contract termination costs of $3.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Transaction Costs

Transaction costs increased to $27 during the three months ended June 30, 2024, compared to transaction costs of $22 during the three months ended June 30, 2023, which consisted of expenses related to the Company’s various acquisition efforts.

Contingent Consideration Benefit

Contingent consideration benefit increased to $125 during the three months ended June 30, 2024, compared to a contingent consideration benefit of $0 during the three months ended June 30, 2023, which consisted of changes in the estimated fair value of contingent consideration liabilities associated with our acquisition of TRED in 2023.

Legal Costs and Regulatory Matter Expenses

Legal costs and regulatory matter expenses increased to $399 during the three months ended June 30, 2024, compared to legal costs and regulatory matter expenses of $355 during the three months ended June 30, 2023, which consisted of expenses related to the Company’s specific legal matters. See Note 16 to our condensed consolidated financial statements for financial information regarding specific legal matters.

Interest Income, net

Interest income, net increased to $455 during the three months ended June 30, 2024, compared to interest income, net of $8 during the three months ended June 30, 2023. The increase in interest income recognized during the three months ended June 30, 2024, was due to interest income on higher cash balances.

Other, net

Other, net, changed by $188, or 83.2%, to $414 during the three months ended June 30, 2024, compared to other, net of $226 during the three months ended June 30, 2023. The change in other, net, was primarily attributable to an increase in remeasurement gains recognized on the Company’s foreign denominated accounts receivable and accounts payable. The change was partially offset by a reduction in gains in mark-to-market adjustments on non-hedged foreign currency contracts during the three months ended June 30, 2024.

Income Taxes

Income tax benefit changed by $913, or 105.9%, to $1,775 during the three months ended June 30, 2024, compared to $862 during the same period in 2023. Our effective income tax rate was a benefit of 24.4% for the three months ended June 30, 2024, and differed compared to the statutory tax rates primarily due to the impact of stock compensation and research and experimentation expenditures and credits. For the three months ended June 30, 2023, our effective income tax rate was a benefit of 16.6% and differed compared to the statutory tax rates due to the impact of stock compensation, research and experimentation expenditures and credits, and discrete stock option windfall benefits.

Discontinued Operations

Net income from discontinued operations was $0 during the three months ended June 30, 2024, compared to net income from discontinued operations of $2,231 during the three months ended June 30, 2023. The change in net income from discontinued operations is due to the sale of the Precision Sport segment occurring during the three months ended March 31, 2024. There was no activity in discontinued operations during the three months ended June 30, 2024.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

The following presents a discussion of operations for the six months ended June 30, 2024, compared with the six months ended June 30, 2023.

	Six Months Ended
	June 30, 2024	June 30, 2023

Sales
Domestic sales	$51,218	$50,122
International sales	74,577	78,093
Total sales	125,795	128,215

Cost of goods sold	80,538	80,130
Gross profit	45,257	48,085

Operating expenses
Selling, general and administrative	56,296	56,236
Restructuring charges	531	736
Transaction costs	65	59
Contingent consideration benefit	(125)	(1,565)
Legal costs and regulatory matter expenses	3,401	483

Total operating expenses	60,168	55,949

Operating loss	(14,911)	(7,864)

Other (expense) income
Interest income, net	825	13
Other, net	(495)	302

Total other income, net	330	315

Loss before income tax	(14,581)	(7,549)
Income tax benefit	(2,626)	(1,196)
Loss from continuing operations	(11,955)	(6,353)

Discontinued operations, net of tax	28,346	5,860

Net income (loss)	$16,391	$(493)

Sales

Total sales decreased $2,420, or 1.9%, to $125,795 during the six months ended June 30, 2024, compared to total sales of $128,215 during the six months ended June 30, 2023. The decrease in sales was primarily attributable to a decrease in sales at the Outdoor segment of $3,880, partially offset by an increase in sales at the Adventure segment of $2,427.

Sales in the Adventure segment were reduced by $891 due to foreign exchange impact from the strengthening of the U.S. dollar against the Australian dollar during the six months ended June 30, 2024, compared to the prior period. Sales in the

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Outdoor segment increased by $268 due to foreign exchange impact from the weakening of the U.S. dollar primarily against the euro during the six months ended June 30, 2024, compared to the prior period.

Sales in the Outdoor segment decreased due to weakness in our European, independent global distributors (“IGD”), and North American direct to consumer markets. This weakness was partially offset by growth in the North American wholesale channel at the Outdoor segment. Sales in the Adventure segment increased due to higher demand from OEM customers and a $2,236 increase from the TRED Outdoors acquisition.

Domestic sales increased $1,096, or 2.2%, to $51,218 during the six months ended June 30, 2024, compared to domestic sales of $50,122 during the six months ended June 30, 2023. The increase in sales was primarily attributable to an increase in sales at the Adventure segment of $2,016, partially offset by a decrease in sales at the Outdoor segment of $920.

International sales decreased $3,516, or 4.5%, to $74,577 during the six months ended June 30, 2024, compared to international sales of $78,093 during the six months ended June 30, 2023. The decrease in sales was primarily attributable to a decrease in sales at the Outdoor segment of $8,713, partially offset by an increase in sales at the Adventure segment of $5,197.

Cost of Goods Sold

Cost of goods sold increased $408, or 0.5%, to $80,538 during the six months ended June 30, 2024, compared to cost of goods sold of $80,130 during the six months ended June 30, 2023.

Gross Profit

Gross profit decreased $2,828, or 5.9%, to $45,257 during the six months ended June 30, 2024, compared to gross profit of $48,085 during the six months ended June 30, 2023. Gross margin was 36.0% during the six months ended June 30, 2024, compared to a gross margin of 37.5% during the six months ended June 30, 2023. Gross margin during the six months ended June 30, 2024, decreased compared to the prior year due to unfavorable product mix, lower volume, and an increase in PFAS related inventory reserve expenses at the Outdoor segment, as well as an increase in sales return reserve expenses at the Adventure segment.

Selling, General and Administrative

Selling, general, and administrative expenses increased $60, or 0.1%, to $56,296 during the six months ended June 30, 2024, compared to selling, general and administrative expenses of $56,236 during the six months ended June 30, 2023.

Restructuring Charges

Restructuring charges decreased to $531 during the six months ended June 30, 2024, compared to restructuring charges of $736 during the six months ended June 30, 2023. The restructuring charges incurred during the six months ended June 30, 2024 relate to benefits provided to employees who were terminated due to the Company’s reduction-in-force as part of its continued realignment of resources within the organization of $515 and lease exit and contract termination costs of $16.

Transaction Costs

Transaction costs increased to $65 during the six months ended June 30, 2024, compared to transaction costs of $59 during the six months ended June 30, 2023, which consisted of expenses related to the Company’s various acquisition efforts.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Contingent Consideration Benefit

Contingent consideration benefit decreased to $125 during the six months ended June 30, 2024, compared to a contingent consideration benefit of $1,565 during the six months ended June 30, 2023, which consisted of changes in the estimated fair value of contingent consideration liabilities associated with our acquisitions of MAXTRAX in 2021 and TRED in 2023.

Legal Costs and Regulatory Matter Expenses

Legal costs and regulatory matter expenses increased to $3,401 during the six months ended June 30, 2024, compared to legal costs and regulatory matter expenses of $483 during the six months ended June 30, 2023. The increase in legal costs and regulatory matter expenses recognized during the six months ended June 30, 2024 reflects the Company’s accrued liability for the outstanding regulatory matter with the United States Consumer Product Safety Commission and increased expenses related to the Company’s specific legal matters. See Note 16 to our condensed consolidated financial statements for financial information regarding specific legal matters.

Interest Income, net

Interest income, net increased to $825 during the six months ended June 30, 2024, compared to interest income, net of $13 during the six months ended June 30, 2023. The increase in interest income recognized during the six months ended June 30, 2024, was due to interest income on higher cash balances.

Other, net

Other, net, changed by $797, or 263.9%, to ($495) during the six months ended June 30, 2024, compared to other, net of $302 during the six months ended June 30, 2023. The change in other, net, was primarily attributable to an increase in remeasurement losses recognized on the Company’s foreign denominated accounts receivable and accounts payable. The change was partially offset by gains in mark-to-market adjustments on non-hedged foreign currency contracts during the six months ended June 30, 2024.

Income Taxes

Income tax benefit changed by $1,430, or 119.6%, to $2,626 during the six months ended June 30, 2024, compared to a benefit of $1,196 during the same period in 2023. Our effective income tax rate was a benefit of 18.0% for the six months ended June 30, 2024, and differed compared to the statutory tax rates primarily due to the impact of stock compensation and research and experimentation expenditures and credits. For the six months ended June 30, 2023, our effective income tax rate was a benefit of 15.8% and differed compared to the statutory tax rates due to the impact of stock compensation, research and experimentation expenditures and credits, and discrete stock option windfall benefits.

Discontinued Operations

Net income from discontinued operations changed by $22,486, to $28,346 during the six months ended June 30, 2024, compared to net income from discontinued operations of $5,860 during the six months ended June 30, 2023. The change in net income from discontinued operations was primarily attributable to the pre-tax gain on the sale of the Precision Sport segment of $40,585. There was no activity in discontinued operations during the three months ended June 30, 2024.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Liquidity and Capital Resources

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

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

At June 30, 2024, we had total cash of $46,221, compared to total cash of $11,324 at December 31, 2023. At June 30, 2024, the Company had $5,660 of the $46,221 in cash held by foreign entities, of which $4,527 is considered permanently reinvested.

The following presents a discussion of cash flows for the condensed consolidated six months ended June 30, 2024 compared with the condensed consolidated six months ended June 30, 2023.

	Six Months Ended
	June 30, 2024	June 30, 2023

Net cash (used in) provided by operating activities	$(15,527)	$17,286
Net cash provided by (used in) investing activities	172,162	(3,083)
Net cash used in financing activities	(121,602)	(13,962)
Effect of foreign exchange rates on cash	(136)	(987)
Change in cash	34,897	(746)
Cash, beginning of year	11,324	12,061
Cash, end of period	$46,221	$11,315

Net Cash From Operating Activities

Net cash used in operating activities was $15,527 during the six months ended June 30, 2024, compared to net cash provided by operating activities of $17,286 during the six months ended June 30, 2023. The change in net cash (used in) provided by operating activities during 2024 is primarily due to the gain on sale of $40,585 related to the disposition of the Precision Sport segment and an increase in cash outflows related to working capital of $13,855. These were partially offset by an increase in net income and a decrease in contingent consideration benefit during the six months ended June 30, 2024, compared to the same period in 2023.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Free cash flow, defined as net cash (used in) provided by operating activities less capital expenditures, of ($19,002) was used during the six months ended June 30, 2024 compared to $14,034 generated during the same period in 2023. The Company believes that the non-GAAP measure, free cash flow, provides an understanding of the capital required by the Company to expand its asset base. A reconciliation of free cash flows to the nearest comparable GAAP financial measure is set forth below:

	Six Months Ended
	June 30, 2024	June 30, 2023

Net cash (used in) provided by operating activities	$(15,527)	$17,286
Purchase of property and equipment	(3,475)	(3,252)
Free cash flow	$(19,002)	$14,034

Net Cash From Investing Activities

Net cash provided by investing activities was $172,162 during the six months ended June 30, 2024, compared to net cash used in investing activities of $3,083 during the six months ended June 30, 2023. The increase in cash provided during the six months ended June 30, 2024 is primarily due to the cash received related to the disposition of the Precision Sport segment, compared to the same period in 2023.

Net Cash From Financing Activities

Net cash used in financing activities was $121,602 during the six months ended June 30, 2024, compared to net cash used in financing activities of $13,962 during the six months ended June 30, 2023. The change in net cash used in financing activities during the six months ended June 30, 2024, compared to the same period in 2023 was primarily due to the settlement of all outstanding borrowings on our revolving credit facility and term debt under the Restated Credit Agreement.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15I and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30, 2024, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Executive Chairman and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2024, were effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the six months ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CLARUS CORPORATION

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings

The Company is involved in various legal disputes and other legal proceedings that arise from time to time in the ordinary course of business. Based on currently available information, and except as disclosed herein, the Company does not believe that the existence of any of the legal disputes the Company or its subsidiaries is currently involved in will have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows. It is possible that, as additional information becomes available, the impact on the Company of an adverse determination could have a different effect. See also Part II, Item 1A. “Risk Factors.”.

Litigation

The Company is involved in various lawsuits arising from time to time that the Company considers ordinary routine litigation incidental to its business. Amounts accrued for litigation matters represent the anticipated costs (damages and/or settlement amounts) in connection with pending litigation and claims and related anticipated legal fees and other expenses or costs for defending such actions, which legal fees and expenses or costs are expensed as incurred. The costs are accrued when it is both probable that a liability has been incurred and the amount can be reasonably estimated. The accruals are based upon the Company’s assessment, after consultation with counsel (if deemed appropriate), of probable loss based on the facts and circumstances of each case, the legal issues involved, the nature of the claim made, the nature of the damages sought and any relevant information about the plaintiffs and other significant factors that vary by case. When it is not possible to estimate a specific expected cost to be incurred, the Company evaluates the range of probable loss and records the minimum end of the range. Based on currently available information, the Company does not believe that it is reasonably possible that the disposition of any of the legal disputes the Company or its subsidiaries is currently involved in will have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows, except for the U.S. Consumer Product Safety Commission (“CPSC”) matter discussed below. There is a reasonable possibility of loss from contingencies in excess of the amounts accrued by the Company in the accompanying condensed consolidated balance sheets; however, the actual amounts of such possible losses cannot currently be reasonably estimated by the Company at this time. It is possible that, as additional information becomes available, the impact on the Company could have a different effect.

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

By letters dated October 12, 2023 and December 18, 2023, BDEL was notified by the CPSC that the agency staff had concluded we failed to timely meet our statutory reporting obligations under the Consumer Product Safety Act with respect to certain models of BDEL’s avalanche transceivers switching unexpectedly out of “send” mode and certain models of BDEL’s avalanche transceivers not switching from “send” mode into “search” mode, that we made a material misrepresentation in a report to the CPSC, and that the agency staff intends to recommend that the CPSC impose civil monetary penalties of $16,135,000 and $9,000,000, respectively, for the two matters described above.

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

John C. Walbrecht, the former President of BDEL and the Company, received a letter from the CPSC dated June 25, 2024 alleging that in his personal capacity he knowingly violated the Consumer Product Safety Act by failing to timely report that the beacons in question contained a defect. The staff of the CPSC recommended a $5,000,000 fine against Mr. Walbrecht personally. Pursuant to the Company’s by-laws, the Company has agreed to indemnify Mr. Walbrecht and advance his legal fees, and he has provided an undertaking to the Company that the Company will be entitled to recover those expenses if it is ultimately determined that he was not entitled to indemnification.

Based on currently available information, the Company believes an unfavorable outcome is probable, however, we cannot be sure on what terms or if this matter will be resolved.  During the six months ended June 30, 2024, the Company recorded a liability of $2,500,000 representing the low end of the range of our estimated exposure. The Company does not have a better estimate of the loss; therefore the low-end of the range was recorded as an accrued liability during the first quarter of 2024 and a corresponding expense is included in legal costs and regulatory matter expenses in the consolidated statements of comprehensive income (loss).

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 5. OTHER INFORMATION

During the three month period ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, nor did the Company during such fiscal quarter adopt or terminate any “Rule 10b5-1 trading arrangement”.

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

CLARUS CORPORATION
Date: August 1, 2024	By:	/s/ Warren B. Kanders
	Name:	Warren B. Kanders
	Title:	Executive Chairman
(Principal Executive Officer)

Date: August 1, 2024	By:	/s/ Michael J. Yates
	Name:	Michael J. Yates
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)