Form 10-Q
period 2024-09-30
Clarus Corp
filed 2024-11-07
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2024

or

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

As of October 31, 2024, there were 38,362,162 shares of common stock, par value $0.0001, outstanding.

INDEX

CLARUS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash	$36,399	$11,324
Accounts receivable, less allowance for
credit losses of $1,569 and $1,412	54,337	53,971
Inventories	93,147	91,409
Prepaid and other current assets	6,707	4,865
Income tax receivable	983	892
Assets held for sale	-	137,284
Total current assets	191,573	299,745

Property and equipment, net	17,171	16,587
Other intangible assets, net	34,366	41,466
Indefinite-lived intangible assets	59,040	58,527
Goodwill	39,632	39,320
Deferred income taxes	19,192	22,869
Other long-term assets	14,364	16,824
Total assets	$375,338	$495,338

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$12,677	$20,015
Accrued liabilities	23,325	24,580
Income tax payable	-	805
Current portion of long-term debt	-	119,790
Liabilities held for sale	-	5,744
Total current liabilities	36,002	170,934

Deferred income taxes	18,221	18,124
Other long-term liabilities	12,641	14,160
Total liabilities	66,864	203,218

Stockholders’ Equity
Preferred stock, $0.0001 par value per share; 5,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value per share; 100,000 shares authorized; 43,004 and 42,761 issued and 38,362 and 38,149 outstanding, respectively	4	4
Additional paid in capital	696,021	691,198
Accumulated deficit	(340,377)	(350,739)
Treasury stock, at cost	(33,114)	(32,929)
Accumulated other comprehensive loss	(14,060)	(15,414)
Total stockholders’ equity	308,474	292,120
Total liabilities and stockholders’ equity	$375,338	$495,338

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	September 30, 2024	September 30, 2023

Sales
Domestic sales	$24,365	$30,423
International sales	42,750	50,879
Total sales	67,115	81,302

Cost of goods sold	43,618	54,018
Gross profit	23,497	27,284

Operating expenses
Selling, general and administrative	27,880	28,404
Restructuring charges	478	1,076
Transaction costs	103	400
Legal costs and regulatory matter expenses	394	579

Total operating expenses	28,855	30,459

Operating loss	(5,358)	(3,175)

Other income (expense)
Interest income, net	373	19
Other, net	1,164	(445)

Total other income (expense), net	1,537	(426)

Loss before income tax	(3,821)	(3,601)
Income tax benefit	(664)	(1,395)
Loss from continuing operations	(3,157)	(2,206)

Discontinued operations, net of tax	-	942

Net loss	(3,157)	(1,264)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	3,665	(3,539)
Unrealized (loss) gain on hedging activities	(185)	401
Other comprehensive income (loss)	3,480	(3,138)
Comprehensive income (loss)	$323	$(4,402)

Loss from continuing operations per share:
Basic	$(0.08)	$(0.06)
Diluted	(0.08)	(0.06)

Net loss per share:
Basic	$(0.08)	$(0.03)
Diluted	(0.08)	(0.03)

Weighted average shares outstanding:
Basic	38,352	37,470
Diluted	38,352	37,470

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended
	September 30, 2024	September 30, 2023

Sales
Domestic sales	$75,583	$80,545
International sales	117,327	128,972
Total sales	192,910	209,517

Cost of goods sold	124,156	134,148
Gross profit	68,754	75,369

Operating expenses
Selling, general and administrative	84,176	84,640
Restructuring charges	1,009	1,812
Transaction costs	168	459
Contingent consideration benefit	(125)	(1,565)
Legal costs and regulatory matter expenses	3,795	1,062

Total operating expenses	89,023	86,408

Operating loss	(20,269)	(11,039)

Other income (expense)
Interest income, net	1,198	32
Other, net	669	(143)

Total other income (expense), net	1,867	(111)

Loss before income tax	(18,402)	(11,150)
Income tax benefit	(3,290)	(2,591)
Loss from continuing operations	(15,112)	(8,559)

Discontinued operations, net of tax	28,346	6,802

Net income (loss)	13,234	(1,757)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,167	(5,949)
Unrealized gain on hedging activities	187	347
Other comprehensive income (loss)	1,354	(5,602)
Comprehensive income (loss)	$14,588	$(7,359)

Loss from continuing operations per share:
Basic	$(0.39)	$(0.23)
Diluted	(0.39)	(0.23)

Net income (loss) per share:
Basic	$0.35	$(0.05)
Diluted	0.35	(0.05)

Weighted average shares outstanding:
Basic	38,286	37,267
Diluted	38,286	37,267

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash Flows From Operating Activities:
Net income (loss)	$13,234	$(1,757)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation of property and equipment	3,051	5,675
Amortization of other intangible assets	7,316	9,560
Gain on sale of business	(40,585)	-
Amortization of debt issuance costs	1,209	696
Gain on disposition of property and equipment	(138)	(43)
Noncash lease expense	2,284	2,290
Contingent consideration benefit	(125)	(1,565)
Stock-based compensation	4,258	4,037
Deferred income taxes	3,441	(2,509)
Changes in operating assets and liabilities, net of disposition:
Accounts receivable	778	(6,247)
Inventories	(4,703)	5,408
Prepaid and other assets	(543)	3,239
Accounts payable	(7,940)	2,165
Accrued liabilities	(4,549)	(3,589)
Income taxes	(858)	68
Net cash (used in) provided by operating activities	(23,870)	17,428

Cash Flows From Investing Activities:
Proceeds from the sale of business	175,674	-
Proceeds from disposition of property and equipment	245	196
Purchase of intangible assets	(250)	(250)
Purchases of property and equipment	(4,525)	(4,495)
Net cash provided by (used in) investing activities	171,144	(4,549)

Cash Flows From Financing Activities:
Proceeds from revolving credit facilities	31,205	29,195
Repayments on revolving credit facilities	(41,580)	(37,836)
Repayments on term loans and other debt	(109,463)	(7,967)
Proceeds from issuance of other debt	49	-
Purchase of treasury stock	(185)	(222)
Proceeds from exercise of options	565	3,435
Cash dividends paid	(2,872)	(2,796)
Net cash used in financing activities	(122,281)	(16,191)

Effect of foreign exchange rates on cash	82	(725)

Change in cash	25,075	(4,037)
Cash, beginning of year	11,324	12,061
Cash, end of period	$36,399	$8,024

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$2,284	$1,831
Cash paid for interest	$1,947	$7,736
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Shares issued for business acquisitions	$-	$2,067
Property and equipment purchased with accounts payable	$131	$232
Intangible assets purchased with accounts payable	$-	$250
Lease liabilities arising from obtaining right-of-use assets	$991	$4,211

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Loss	Equity

Balance, December 31, 2022	41,637	$4	$679,339	$(336,843)	(4,589)	$(32,707)	$(17,685)	$292,108
Net income	-	-	-	1,598	-	-	-	1,598
Other comprehensive loss	-	-	-	-	-	-	(1,100)	(1,100)
Cash dividends ($0.025 per share)	-	-	-	(930)	-	-	-	(930)
Purchase of treasury stock	-	-	-	-	(12)	(118)	-	(118)
Stock-based compensation expense	-	-	1,334	-	-	-	-	1,334
Proceeds from exercise of options	154	-	-	-	-	-	-	-
Balance, March 31, 2023	41,791	$4	$680,673	$(336,175)	(4,601)	$(32,825)	$(18,785)	$292,892
Net loss	-	-	-	(2,091)	-	-	-	(2,091)
Other comprehensive loss	-	-	-	-	-	-	(1,364)	(1,364)
Cash dividends ($0.025 per share)	-	-	-	(930)	-	-	-	(930)
Purchase of treasury stock	-	-	-	-	(11)	(104)	-	(104)
Stock-based compensation expense	-	-	1,535	-	-	-	-	1,535
Proceeds from exercise of options	42	-	35	-	-	-	-	35
Balance, June 30, 2023	41,833	$4	$682,243	$(339,196)	(4,612)	$(32,929)	$(20,149)	$289,973
Net loss	-	-	-	(1,264)	-	-	-	(1,264)
Other comprehensive loss	-	-	-	-	-	-	(3,138)	(3,138)
Cash dividends ($0.025 per share)	-	-	-	(936)	-	-	-	(936)
Stock-based compensation expense	-	-	1,168	-	-	-	-	1,168
Proceeds from exercise of options	500	-	3,400	-	-	-	-	3,400
Shares issued in business acquisition	249	-	2,067	-	-	-	-	2,067
Balance, September 30, 2023	42,582	$4	$688,878	$(341,396)	(4,612)	$(32,929)	$(23,287)	$291,270

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Loss	Equity

Balance, December 31, 2023	42,761	$4	$691,198	$(350,739)	(4,612)	$(32,929)	$(15,414)	$292,120
Net income	-	-	-	21,884	-	-	-	21,884
Other comprehensive loss	-	-	-	-	-	-	(3,671)	(3,671)
Cash dividends ($0.025 per share)	-	-	-	(956)	-	-	-	(956)
Purchase of treasury stock	-	-	-	-	(30)	(185)	-	(185)
Stock-based compensation expense	-	-	1,183	-	-	-	-	1,183
Proceeds from exercise of options	117	-	-	-	-	-	-	-
Balance, March 31, 2024	42,878	$4	$692,381	$(329,811)	(4,642)	$(33,114)	$(19,085)	$310,375
Net loss	-	-	-	(5,493)	-	-	-	(5,493)
Other comprehensive income	-	-	-	-	-	-	1,545	1,545
Cash dividends ($0.025 per share)	-	-	-	(957)	-	-	-	(957)
Stock-based compensation expense	-	-	1,528	-	-	-	-	1,528
Proceeds from exercise of options	62	-	285	-	-	-	-	285
Balance, June 30, 2024	42,940	$4	$694,194	$(336,261)	(4,642)	$(33,114)	$(17,540)	$307,283
Net loss	-	-	-	(3,157)	-	-	-	(3,157)
Other comprehensive income	-	-	-	-	-	-	3,480	3,480
Cash dividends ($0.025 per share)	-	-	-	(959)	-	-	-	(959)
Stock-based compensation expense	-	-	1,547	-	-	-	-	1,547
Proceeds from exercise of options	64	-	280	-	-	-	-	280
Balance, September 30, 2024	43,004	$4	$696,021	$(340,377)	(4,642)	$(33,114)	$(14,060)	$308,474

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and subsidiaries (which may be referred to as the “Company,” “Clarus,” “we,” “us” or “our”) as of September 30, 2024 and December 31, 2023 and for the three and nine months ended September 30, 2024 and 2023, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), instructions to the Quarterly Report on Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments, except otherwise disclosed) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be obtained for the year ending December 31, 2024. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2024.

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

Recent Accounting Pronouncements

Accounting Pronouncements issued and not yet adopted

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

segment’s profit or loss and assets that are currently required annually. The amendments in ASU 2023-07 are effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the enhanced disclosure requirements; however, it does not anticipate a material change to the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires a public entity to disclose in its rate reconciliation table additional categories of information about federal, state and foreign income taxes and provide more details about the reconciling items in some categories if items meet a quantitative threshold. The guidance will require all entities to disclose income taxes paid, net of refunds, disaggregated by federal (national), state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. The guidance makes several other changes to the disclosure requirements. All entities are required to apply the guidance prospectively, with the option to apply it retrospectively. The guidance is effective for public business entities for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the enhanced disclosure requirements; however, it does not anticipate a material change to the consolidated financial statements.

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

The Company acquired TRED for an aggregate purchase price of $AUD 10,741 (approximately $6,849), subject to a post-closing adjustment, comprised of $AUD 8,875 (approximately $5,659) cash, 179 shares of the Company’s common stock valued at $1,069, and additional consideration described below. The TRED Purchase Agreement provides for the payment of additional contingent consideration of up to $AUD 1,000 (approximately $638) in cash upon the satisfaction of certain net sales targets (the “TRED Contingent Consideration”). The Company estimated the initial fair value of the TRED Contingent Consideration to be $AUD 189 (approximately $121) and recorded this liability within accrued liabilities. See Note 11 for discussion regarding the valuation of the TRED Contingent Consideration as of September 30, 2024. The acquisition was accounted for as a business combination.

The Company believes the acquisition of TRED will provide the Company with a greater combined global revenue base, increased gross margins, profitability and free cash flows, and access to increased liquidity to further acquire and grow businesses.

The following table is a reconciliation to the fair value of the purchase consideration and how the purchase consideration is allocated to assets acquired and liabilities assumed which have been estimated at their fair values. The fair value measurements for the acquisition of TRED have been completed. The excess of purchase consideration over the assets acquired and liabilities assumed is recorded as goodwill. Goodwill for TRED is included in the Adventure segment. The goodwill consists largely of the growth and profitability expected from the acquisition.

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

Goodwill of $2,832 is expected to be non-deductible for tax purposes. No pre-existing relationships existed between the Company and TRED or its sellers prior to the acquisition. TRED revenue and operating income are included in the Adventure segment. Total revenue and net income of TRED from the date of acquisition to December 31, 2023 were not material to the Company’s condensed consolidated financial statements.

NOTE 3. DISCONTINUED OPERATIONS

On February 29, 2024, the Company and Everest/Sapphire Acquisition, LLC, its wholly-owned subsidiary, completed the sale to Bullseye Acquisitions, LLC, an affiliate of JDH Capital Company, of all of the equity associated with the Company’s Precision Sport segment, comprised of the Company’s subsidiaries Sierra and Barnes, pursuant to a Purchase and Sale Agreement dated as of December 29, 2023, by and among, Bullseye Acquisitions, LLC, Everest/Sapphire Acquisition, LLC and the Company (the “Precision Sport Purchase Agreement”). The Precision Sport segment engaged in the business of designing, developing, manufacturing, and marketing bullets and ammunition to the military, law enforcement, and commercial/consumer markets. Under the terms of the Precision Sport Purchase Agreement, the Buyer agreed to pay $175,000 in cash, which was subject to a customary working capital adjustment. The Company received $175,674 in cash under the terms of the Precision Sport Purchase Agreement, which included a preliminary working capital adjustment. As of September 30, 2024, the working capital adjustment had been finalized, with no changes from the preliminary working capital adjustment. The Company recognized a pre-tax gain on such sale of $40,585. The activities of the Precision Sport segment have been segregated and reported as discontinued operations for all periods presented.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The carrying amounts of the assets and liabilities of the Precision Sport segment were classified as held for sale in our consolidated balance sheets as of December 31, 2023. The asset and liability balances as of December 31, 2023 were classified as current as we anticipated the sale of these assets and liabilities within a one year period.  The carrying amounts were as follows:

December 31, 2023

Accounts receivable, net	$9,914
Inventories	44,208
Prepaid and other current assets	2,931
Total current assets held for sale	57,053

Property and equipment, net	24,075
Other intangible assets, net	4,926
Indefinite-lived intangible assets	24,500
Goodwill	26,715
Other long-term assets	15
Total assets held for sale	$137,284

Accounts payable	$2,441
Accrued liabilities	3,303
Total current liabilities held for sale	5,744

Total liabilities held for sale	$5,744

Summarized results of discontinued operations for the Precision Sport segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Sales	$-	$18,773	$10,585	$71,670
Cost of goods sold	-	(10,509)	(6,543)	(44,716)
Selling, general and administrative	-	(2,807)	(2,062)	(9,107)
Restructuring charges	-	(23)	(3)	(23)
Transaction costs	-	(442)	(3,440)	(516)
Interest expense, net	-	(2,861)	(2,455)	(8,477)
Other, net	-	2	(38)	9

(Loss) income from operations of discontinued operations	-	2,133	(3,956)	8,840
Gain on sale of discontinued operations	-	-	40,585	-

Income from discontinued operations before taxes	-	2,133	36,629	8,840
Income tax expense	-	1,191	8,283	2,038
Income from discontinued operations, net of tax	$-	$942	$28,346	$6,802

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

In connection with the sale of the Precision Sport segment, all interest expense related to outstanding debt that was required to be repaid with the proceeds received from the sale pursuant to the terms of the Company’s credit facility is allocated to discontinued operations in our condensed consolidated financial statements for the three and nine months ended September 30, 2024 and 2023.

Summarized cash flow information for the Precision Sport segment discontinued operations are as follows:

	Nine Months Ended
	September 30, 2024	September 30, 2023

Depreciation of property and equipment	$-	$2,611
Amortization of intangible assets	-	1,525
Stock-based compensation	5	114
Purchase of property and equipment	886	1,814

NOTE 4. INVENTORIES

Inventories, as of September 30, 2024 and December 31, 2023, were as follows:

	September 30, 2024	December 31, 2023
Finished goods	$81,462	$78,887
Work-in-process	401	295
Raw materials and supplies	11,284	12,227
	$93,147	$91,409

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, net, as of September 30, 2024 and December 31, 2023, were as follows:

	September 30, 2024	December 31, 2023

Land	$2,850	$2,850
Building and improvements	6,487	6,476
Furniture and fixtures	5,877	6,195
Computer hardware and software	8,771	8,092
Machinery and equipment	19,197	18,119
Construction in progress	2,530	1,224
	45,712	42,956
Less accumulated depreciation	(28,541)	(26,369)
	$17,171	$16,587

Depreciation expense for continuing operations for the three months ended September 30, 2024 and 2023 was $980 and $1,045, respectively, and for the nine months ended September 30, 2024 and 2023 was $3,051 and $3,064, respectively.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes the balances in goodwill by segment:

	Outdoor	Adventure	Total

Goodwill	$29,507	$91,375	$120,882
Accumulated goodwill impairments	(29,507)	(52,071)	(81,578)

Balance at December 31, 2023	$-	$39,320	$39,320

Impact of foreign currency exchange rates	-	312	312

Balance at September 30, 2024	$-	$39,632	$39,632

No impairments were recorded for goodwill or intangible assets during the nine months ended September 30, 2024. However, factors such as a sustained decline in revenues and cash flows, or other adverse changes in macroeconomic conditions, including our current and future share price, could result in an impairment charge to our Adventure reporting unit in a future reporting period. The Company performs its annual impairment assessment during the fourth quarter of 2024.

Indefinite-Lived Intangible Assets

The following table summarizes the changes in indefinite-lived intangible assets:

Balance at December 31, 2023	$58,527

Impact of foreign currency exchange rates	513

Balance at September 30, 2024	$59,040

Trademarks classified as indefinite-lived intangible assets by brand as of September 30, 2024 and December 31, 2023, were as follows:

	September 30, 2024	December 31, 2023
Black Diamond	$19,600	$19,600
PIEPS	3,115	3,080
Rhino-Rack	26,110	25,767
MAXTRAX	10,215	10,080
	$59,040	$58,527

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Other Intangible Assets, net

The following table summarizes the changes in gross other intangible assets:

Gross balance at December 31, 2023	$82,103

Disposal of fully amortized other intangible assets	(163)
Impact of foreign currency exchange rates	821

Gross balance at September 30, 2024	$82,761

Other intangible assets, net of amortization as of September 30, 2024 and December 31, 2023, were as follows:

	September 30, 2024
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life
Intangibles subject to amortization
Customer relationships	$61,786	$(36,161)	$25,625	13.8 years
Product technologies	18,229	(11,132)	7,097	10.0 years
Tradenames	1,799	(155)	1,644	12.0 years
Core technologies	947	(947)	-	10.0 years
	$82,761	$(48,395)	$34,366	12.9 years

	December 31, 2023
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life

Customer relationships	$61,215	$(30,478)	$30,737	13.8 years
Product technologies	18,003	(9,014)	8,989	10.0 years
Tradenames	1,938	(198)	1,740	11.4 years
Core technologies	947	(947)	-	10.0 years
	$82,103	$(40,637)	$41,466	12.9 years

Amortization expense for continuing operations for the three months ended September 30, 2024 and 2023, was $2,416 and $2,553, respectively, and for the nine months ended September 30, 2024 and 2023 was $7,316 and $8,035, respectively. Future amortization expense for other intangible assets as of September 30, 2024 is as follows:

Years Ending December 31,	Amortization Expense
2024 (excluding the nine months ended September 30, 2024)	$2,475
2025	8,413
2026	6,583
2027	4,806
2028	3,538
2029	2,655
Thereafter	5,896
$34,366

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 7. ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Accrued liabilities as of September 30, 2024 and December 31, 2023, were as follows:

	September 30, 2024	December 31, 2023

Accrued payroll and related items	$4,062	$3,964
Accrued bonus	1,617	2,047
Designated forward exchange contracts	47	221
Accrued warranty	1,536	1,648
Current lease liabilities	3,005	3,179
Accrued commissions	810	344
Contingent consideration liabilities	-	129
Accrued CPSC regulatory matter	2,500	-
Restructuring liabilities	268	1,246
Other	9,480	11,802
	$23,325	$24,580

Other long-term liabilities as of September 30, 2024 and December 31, 2023, were as follows:

	September 30, 2024	December 31, 2023

Long-term lease liability	$11,485	$13,030
Other	1,156	1,130
	$12,641	$14,160

NOTE 8. LONG-TERM DEBT

Long-term debt as of September 30, 2024 and December 31, 2023, was as follows:

	September 30, 2024	December 31, 2023

Revolving credit facility (a)	$-	$10,375
Other debt (b)	-	40
Term loan (c)	-	109,375
	-	119,790
Less current portion	-	(119,790)
	$-	$-

(a)	On February 29, 2024, upon the closing of the disposition of the Precision Sport segment, the Company terminated and paid off amounts outstanding under the revolving credit facility, and pursuant to the Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto (the “Restated Credit Agreement”), in full. The Company paid interest monthly on any borrowings on the Restated Credit Agreement. As of December 31, 2023, the interest rates ranged between approximately 7.7% and 9.8%.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

(b)	Foreign subsidiaries of the Company had term debt with financial institutions, which was repaid as of September 30, 2024. The foreign subsidiaries paid interest monthly on any borrowings on the credit facility as well as monthly payments on the term debt. As of December 31, 2023, the interest rate was approximately 3.2%. The term debt was secured by certain assets of the foreign subsidiaries.
(c)	On February 29, 2024, upon the closing of the disposition of the Precision Sport segment, the Company terminated and paid off amounts outstanding under the term loan in full. The Company paid interest monthly on any borrowings on the Restated Credit Agreement. As of December 31, 2023, the rate was approximately 7.7%.

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

At September 30, 2024, the Company’s derivative contracts had remaining maturities of less than one year. The counterparties to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure of the Company’s credit risk to the counterparties is generally limited to the aggregate unrealized loss of all contracts with that counterparty, which was $13 as of September 30, 2024. The Company’s exposure of counterparty credit risk is limited to the aggregate unrealized gain on all contracts. As of September 30, 2024, there was no such exposure to the counterparties. The Company’s derivative counterparties have strong credit ratings and as a result, the Company does not require collateral to facilitate transactions.

The Company held the following contracts designated as hedging instruments as of September 30, 2024 and December 31, 2023:

September 30, 2024
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	$3,574	February 2025
Foreign exchange contracts - Euros	€ 13,296	August 2025

December 31, 2023
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	$7,925	February 2025
Foreign exchange contracts - Euros	€ 20,612	February 2025

For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive loss and reclassified to sales in the period the underlying hedged transaction is recognized in earnings. Gains of $14 and $226 were reclassified to sales during the three months ended September 30, 2024 and 2023, respectively, and $231 and $167 were reclassified to sales during the nine months ended September 30, 2024 and 2023, respectively.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The following table presents the balance sheet classification and fair value of derivative instruments as of September 30, 2024 and December 31, 2023:

	Classification	September 30, 2024	December 31, 2023

Derivative instruments in asset positions:
Designated forward exchange contracts	Prepaid and other current assets	$34	$-

Derivative instruments in liability positions:
Designated forward exchange contracts	Accrued liabilities	$47	$221
Designated forward exchange contracts	Other long-term liabilities	$-	$35

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss (“AOCI”) primarily consists of foreign currency translation adjustments and changes in our forward foreign exchange contracts. The following table sets forth the changes in AOCI, net of tax, for the three months ended September 30, 2024:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of June 30, 2024	$(17,721)	$181	$(17,540)
Other comprehensive income (loss) before reclassifications	3,665	(174)	3,491
Amounts reclassified from other comprehensive income (loss)	-	(11)	(11)
Net current period other comprehensive income (loss)	3,665	(185)	3,480
Balance as of September 30, 2024	$(14,056)	$(4)	$(14,060)

The following table sets forth the changes in AOCI, net of tax, for the three months ended September 30, 2023:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of June 30, 2023	$(20,038)	$(111)	$(20,149)
Other comprehensive (loss) income before reclassifications	(3,539)	576	(2,963)
Amounts reclassified from other comprehensive loss	-	(175)	(175)
Net current period other comprehensive (loss) income	(3,539)	401	(3,138)
Balance as of September 30, 2023	$(23,577)	$290	$(23,287)

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The following table sets forth the changes in AOCI, net of tax, for the nine months ended September 30, 2024:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2023	$(15,223)	$(191)	$(15,414)
Other comprehensive income before reclassifications	1,167	365	1,532
Amounts reclassified from other comprehensive income (loss)	-	(178)	(178)
Net current period other comprehensive income	1,167	187	1,354
Balance as of September 30, 2024	$(14,056)	$(4)	$(14,060)

The following table sets forth the changes in AOCI, net of tax, for the nine months ended September 30, 2023:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2022	$(17,628)	$(57)	$(17,685)
Other comprehensive (loss) income before reclassifications	(5,949)	476	(5,473)
Amounts reclassified from other comprehensive loss	-	(129)	(129)
Net current period other comprehensive (loss) income	(5,949)	347	(5,602)
Balance as of September 30, 2023	$(23,577)	$290	$(23,287)

The effects on net income of amounts reclassified from unrealized gains (losses) on cash flow hedges for foreign exchange contracts for the three and nine months ended September 30, 2024 and 2023, were as follows:

	Gains reclassified from AOCI to the Consolidated Statements of Comprehensive Income (Loss)
Affected line item in the Consolidated	Three Months Ended		Nine Months Ended
Statements of Comprehensive Income (Loss)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Foreign exchange contracts:
Sales	$14	$226	$231	$167
Less: Income tax expense	3	51	53	38
Amount reclassified, net of tax	$11	$175	$178	$129

Total reclassifications from AOCI	$11	$175	$178	$129

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

Items Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024
	Level 1	Level 2	Level 3	Total

Assets
Designated forward exchange contracts	$-	$34	$-	$34
	$-	$34	$-	$34

Liabilities
Designated forward exchange contracts	$-	$47	$-	$47
	$-	$47	$-	$47

	December 31, 2023
	Level 1	Level 2	Level 3	Total

Assets
Designated forward exchange contracts	$-	$-	$-	$-
	$-	$-	$-	$-

Liabilities
Designated forward exchange contracts	$-	$256	$-	$256
Contingent consideration liabilities	$-	$-	$129	$129
	$-	$256	$129	$385

Derivative financial instruments are recorded at fair value based on current market pricing models. No nonrecurring fair value measurements existed at September 30, 2024 and December 31, 2023.

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

The following table summarizes the changes in contingent consideration liabilities:

TRED

Balance at December 31, 2023	$129

Fair value adjustments	(125)
Impact of foreign currency exchange rates	(4)

Balance at September 30, 2024	$-

As the contingent consideration liabilities are remeasured to fair value each reporting period, significant increases or decreases in projected sales, discount rates or the time until payment is made could result in a significantly lower or higher fair value measurement. Our determination of fair value of the contingent consideration liabilities could change in future periods based on our ongoing evaluation of these significant unobservable inputs. As of September 30, 2024, the net sales threshold required for the payment of the TRED contingent consideration is not expected to be met.

NOTE 12. STOCKHOLDERS’ EQUITY

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis. The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. On November 6, 2024, the Company announced that its Board of Directors approved the payment on November 27, 2024 of the Quarterly Cash Dividend of $0.025 to the record holders of shares of the Company’s common stock as of the close of business on November 18, 2024.

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

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Weighted average shares outstanding - basic	38,352	37,470	38,286	37,267
Effect of dilutive stock awards	-	-	-	-
Weighted average shares outstanding - diluted	38,352	37,470	38,286	37,267

Loss from continuing operations per share:
Basic	$(0.08)	$(0.06)	$(0.39)	$(0.23)
Diluted	(0.08)	(0.06)	(0.39)	(0.23)

Income from discontinued operations per share:
Basic	$-	$0.03	$0.74	$0.18
Diluted	-	0.03	0.74	0.18

Net (loss) income per share:
Basic	$(0.08)	$(0.03)	$0.35	$(0.05)
Diluted	(0.08)	(0.03)	0.35	(0.05)

For the three months ended September 30, 2024 and 2023, equity awards of 5,762 and 4,922, respectively, and for the nine months ended September 30, 2024 and 2023, equity awards of 5,217 and 5,613, respectively, were excluded from the calculation of earnings (loss) per share for these periods as they were anti-dilutive.

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

Options Granted:

During the nine months ended September 30, 2024, the Company issued stock options for an aggregate of 1,240 shares under the 2015 Plan to directors and employees of the Company. Of the 1,240 options, 1,140 options vest and become exercisable over a period of two years and 100 vest in four equal consecutive quarterly tranches from the date of grant. All of the issued stock options expire ten years from the date of the grant.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Options Granted During the Nine Months Ended September 30, 2024

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

The grant date fair value of the stock options granted during the nine months ended September 30, 2024 was $3,798, which will be recognized over the vesting period of the options.

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

The total non-cash stock compensation expense for continuing operations related to restricted stock, stock options and stock awards recorded by the Company for the three months ended September 30, 2024 and 2023 was $1,547 and $1,151, respectively, and for the nine months ended September 30, 2024 and 2023 was $4,253 and $3,923, respectively. For the three and nine months ended September 30, 2024 and 2023, the majority of stock-based compensation costs were classified as selling, general and administrative expenses.

As of September 30, 2024, there were 1,146 unvested stock options and unrecognized compensation cost of $2,849 related to unvested stock options, as well as 1,600 unvested restricted stock awards and unrecognized compensation costs of $5,249 related to unvested restricted stock awards.

NOTE 15. RESTRUCTURING

Starting in 2023, the Company began incurring expenses to facilitate long-term sustainable growth through cost reduction actions, consisting of employee reductions, facility rationalization and contract termination costs. During the three months ended September 30, 2024 and 2023, the Company incurred $478 and $1,076, respectively, and during the nine months ended September 30, 2024 and 2023, the Company incurred $1,009 and $1,812, respectively, of restructuring charges related to these actions. The Company has incurred $4,232 of cumulative restructuring charges since the commencement of restructuring actions in 2023. The Company accrues for restructuring costs when they are probable and reasonably estimable. These costs include severance costs, exit costs, and other restructuring costs and are included in restructuring

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

charges in the condensed consolidated statements of comprehensive income (loss). Severance costs primarily consist of severance benefits through payroll continuation, conditional separation costs and employer tax liabilities, while exit costs primarily consist of lease exit and contract termination costs. Other costs consist primarily of costs related to the discontinuance of certain product lines and are distinguishable and directly attributable to the Company’s restructuring initiative and not a result of external market factors associated with the ongoing business. We estimate that we will continue to incur restructuring costs related to employee-related costs and facility exit costs during the year 2024; however, the Company cannot estimate the total amount expected to be incurred as cost reduction actions continue to be evaluated. The Company anticipates completing these restructuring activities in 2025.

The following table summarizes the restructuring charges, payments and the remaining liabilities related to restructuring costs at September 30, 2024, which are included within accrued liabilities in the condensed consolidated balance sheets:

	Outdoor	Adventure	Corporate	Total
Balance at December 31, 2023	$1,246	$-	$-	$1,246
Charges to expense:
Employee termination benefits	544	449	-	993
Exit costs	16	-	-	16
Total restructuring charges	$560	$449	$-	$1,009
Cash payments and non-cash charges:
Cash payments	(1,616)	(348)	-	(1,964)
Asset impairments	(23)	-	-	(23)
Balance at September 30, 2024	$167	$101	$-	$268

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

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

U.S. Consumer Product Safety Commission

In January 2021, Black Diamond Equipment, Ltd. (“BDEL”) wrote to the CPSC outlining its new cradle solution for certain models of its avalanche beacon transceivers to prevent such transceivers from switching unexpectedly out of “send” mode. The proposed new cradle solution was designed to improve transceiver safety by locking the transceiver into “send” mode prior to use so that it would not switch unexpectedly out of “send” mode. BDEL also requested approval for the CPSC Fast-Track Program for a voluntary product recall to implement this cradle solution. The CPSC approved the recall and entered into a Corrective Action Plan agreement with BDEL in March 2021. BDEL received a letter from the CPSC, dated October 28, 2021, stating that the CPSC is investigating whether BDEL has timely complied with the reporting requirements of Section 15(b) of the Consumer Protection Safety Act and related regulations regarding certain models of avalanche transceivers switching unexpectedly out of “send” mode.

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

By letters dated October 12, 2023 and December 18, 2023, BDEL was notified by the CPSC that the agency staff has concluded BDEL failed to timely meet our statutory reporting obligations under the Consumer Product Safety Act with respect to certain models of BDEL’s avalanche transceivers switching unexpectedly out of “send” mode and certain models of BDEL’s avalanche transceivers not switching from “send” mode into “search” mode, that BDEL made a material misrepresentation in a report to the CPSC, and that the agency staff intends to recommend that the CPSC impose civil monetary penalties of $16,135 and $9,000, respectively, for the two matters described above.

On November 20, 2023 and February 8, 2024, respectively, BDEL submitted a comprehensive response disputing the CPSC’s findings and conclusions in the October 12, 2023 and December 18, 2023 letters, including the amount of any potential penalties. The CPSC ultimately disagreed with our position and the agency staff has restated their recommendation for the monetary penalties which the Company intends to strongly contest and vigorously defend against.

John C. Walbrecht, the former President of BDEL and the Company, received a letter from the CPSC dated June 25, 2024 alleging that in his personal capacity he knowingly violated the Consumer Product Safety Act by failing to timely report the occurrence resulting in beacons switching unexpectedly out of “send” mode. The staff of the CPSC recommended a $5,000 fine against Mr. Walbrecht personally. Pursuant to the Company’s by-laws, the Company has agreed to indemnify Mr. Walbrecht and pay his legal fees, and he has provided an undertaking to the Company that the Company will be entitled to recover those expenses if it is ultimately determined that he was not entitled to indemnification. On August 26, 2024, Mr. Walbrecht’s independent counsel responded to the CPSC, denying the allegations of its June 25 letter and rejecting its demand for a penalty.

Based on currently available information, the Company believes an unfavorable outcome with the CPSC is probable, however, we cannot reasonably estimate on what terms this matter will be resolved. During the nine months ended September 30, 2024, the Company recorded a liability of $2,500 representing the low end of the range of our estimated exposure. The Company does not have a better estimate of the loss; therefore the low-end of the range was recorded as an

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

accrued liability during the first quarter of 2024 and a corresponding expense is included in legal costs and regulatory matter expenses in the consolidated statements of comprehensive income (loss).

We believe it is reasonably possible that a change in our ability to estimate the amount of loss could occur in the near term and that the change in the estimate could be material. In addition, as this matter is ongoing, the Company is currently unable to predict its duration, resources required or outcome, or the impact it may have on the Company’s liquidity, financial condition, results of operations and/or cash flows.  Any penalties imposed by the CPSC or other regulators, could be costly to us and could damage our business and reputation as well as have a material adverse effect on the Company’s liquidity, stock price, consolidated financial position, results of operations and/or cash flows. During the three months ended September 30, 2024 and 2023, the Company incurred legal expenses of $194 and $53, respectively, and during the nine months ended September 30, 2024 and 2023, the Company incurred legal expenses of $579 and $216, respectively, in efforts to resolve this matter. These legal expenses are included in legal costs and regulatory matter expenses in the consolidated statements of comprehensive income (loss).

Clarus Corporation v. HAP Trading, LLC and Harsh A. Padia

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

During the three months ended September 30, 2024, and 2023, the Company incurred legal expenses of $200 and $526, respectively, and during the nine months ended September 30, 2024 and 2023, the Company incurred legal expenses of $716 and $846, respectively, in the efforts to bring the cases against HAP Trading and Caption Management to trial. These legal expenses are included in legal costs and regulatory matter expenses in the consolidated statements of comprehensive income (loss).

NOTE 17. INCOME TAXES

The Company’s U.S. federal statutory tax rate is 21% and its foreign operations have statutory tax rates of approximately 23% in Austria, 28% in New Zealand, and 30% in Australia.

The difference between the Company’s estimated effective tax rate benefit of 17.4% for the three months ended September 30, 2024, and the U.S. federal statutory tax rate of 21% was primarily due to the impact of stock compensation and research and experimentation expenditures and credits in the third quarter of 2024.

The difference between the Company’s estimated effective tax rate benefit of 17.9% for the nine months ended September 30, 2024, and the U.S. federal statutory tax rate of 21% was primarily due to the impact of stock compensation and research and experimentation expenditures and credits in the first three quarters of 2024.

As of December 31, 2023, the Company’s gross deferred tax asset was $39,893. The Company has recorded a valuation allowance of $714, resulting in a net deferred tax asset of $39,179, before deferred tax liabilities of $34,434. The Company

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

has provided a valuation allowance against a portion of the deferred tax assets as of September 30, 2024 and December 31, 2023, because the ultimate realization of those assets did not meet the more-likely-than-not criteria. Part of the Company’s deferred tax assets consist of net operating loss carryforwards (“NOLs”) for federal tax purposes. If a change in control were to occur, these could be limited under Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended.

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and net operating loss and credit carryforwards expire. The estimates and judgments associated with the Company’s valuation allowance on deferred tax assets are considered critical due to the amount of deferred tax assets recorded by the Company on its consolidated balance sheets and the judgment required in determining the Company’s future taxable income. The need for a valuation allowance is reassessed at each interim reporting period.

As of September 30, 2024, we had approximately $18,000 in U.S. net deferred tax assets. These deferred tax assets are expected to reverse into NOL carryforwards that can be used to offset taxable income and reduce income taxes payable in future periods. At this time, we consider it more likely than not that we will have sufficient taxable income in future periods that will allow us to realize these deferred tax assets. However, unless we can generate sufficient taxable income from our future operations, a valuation allowance to reduce our U.S. deferred tax assets may be required, which would materially increase our income tax expense in the period the allowance is recognized and have a material adverse effect on our results of operations and consolidated financial position.

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

Financial information for our segments, as well as revenue by geography, which the Company believes provides a meaningful depiction how the nature, timing and uncertainty of revenue are affected by economic factors, is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Sales to external customers:
Outdoor
Domestic sales	$21,704	$26,957	$64,218	$70,391
International sales	27,583	34,119	68,278	83,527
Total Outdoor	49,287	61,076	132,496	153,918
Adventure
Domestic sales	2,661	3,466	11,365	10,154
International sales	15,167	16,760	49,049	45,445
Total Adventure	17,828	20,226	60,414	55,599
Total sales to external customers	67,115	81,302	192,910	209,517
Segment operating (loss) income:
Outdoor	1,210	1,581	(2,896)	1,847
Adventure	(2,507)	(40)	(4,544)	(140)
Total segment operating (loss) income	(1,297)	1,541	(7,440)	1,707
Corporate costs	(4,061)	(4,716)	(12,829)	(12,746)
Interest income, net	373	19	1,198	32
Other, net	1,164	(445)	669	(143)
Loss before income tax	$(3,821)	$(3,601)	$(18,402)	$(11,150)

There were no intercompany sales between the Outdoor and Adventure segments for the periods presented.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Total assets by segment, as of September 30, 2024 and December 31, 2023, were as follows:

	September 30, 2024	December 31, 2023

Outdoor	$168,242	$163,083
Adventure	175,366	185,023
Corporate	31,730	9,948
	$375,338	$358,054

Capital expenditures, depreciation and amortization by segment is as follows.

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Capital expenditures:
Outdoor	$563	$345	$2,070	$1,123
Adventure	487	490	1,554	1,558
Total capital expenditures	$1,050	$835	$3,624	$2,681
Depreciation:
Outdoor	$640	$720	$1,974	$2,133
Adventure	340	325	1,077	931
Total depreciation	$980	$1,045	$3,051	$3,064
Amortization:
Outdoor	$286	$258	$857	$772
Adventure	2,130	2,295	6,459	7,263
Total amortization	$2,416	$2,553	$7,316	$8,035

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

Each of our brands represents a unique customer value proposition. Supported by six decades of proven innovation, Black Diamond is an established global leader in high-performance, activity-based climbing, skiing, and technical mountain sports equipment. The brand is synonymous with premium performance, safety and reliability. Founded in 1992, our Rhino-Rack brand is a globally-recognized designer and distributor of highly-engineered automotive roof racks and accessories to enhance the outdoor enthusiast’s experience. Founded in 2005, our MAXTRAX brand offers high-quality overlanding and off-road vehicle recovery and extraction tracks for the overland and off-road market. Similarly, TRED, founded in 2012, is a trusted brand for key retailers and distributors in the overlanding and off-road vehicle recovery market.

Clarus, incorporated in Delaware in 1991, acquired Black Diamond Equipment, Ltd. in May 2010 and changed its name to Black Diamond, Inc. in January 2011. In October 2012, we acquired PIEPS Holding GmbH and its subsidiaries. On August 14, 2017, the Company changed its name from Black Diamond, Inc. to Clarus Corporation and its stock ticker symbol from “BDE” to “CLAR” on the NASDAQ stock exchange.

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

On February 29, 2024, the Company completed the sale of all of the equity associated with the Company’s Precision Sport segment, comprised of the Company’s subsidiaries Sierra and Barnes, pursuant to a Purchase and Sale Agreement dated as of December 29, 2023 (the “Precision Sport Purchase Agreement”). Under the terms of the Precision Sport Purchase Agreement, the Company received approximately $175,674 in cash in exchange for all of the equity associated with the Company’s Precision Sport segment. The activities of the Precision Sport segment have been segregated and reported as discontinued operations for all periods presented. See Note 3 to our condensed consolidated financial statements for financial information regarding discontinued operations.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis. The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. On November 6, 2024, the Company announced that its Board of Directors approved the payment on November 27, 2024 of the Quarterly Cash Dividend of $0.025 to the record holders of shares of the Company’s common stock as of the close of business on November 18, 2024.

Restructuring

Starting in 2023, the Company began incurring expenses to facilitate long-term sustainable growth through cost reduction actions, consisting of employee reductions, facility rationalization and contract termination costs. During the three months ended September 30, 2024 and 2023, the Company incurred $478 and $1,076, respectively, and during the nine months ended September 30, 2024 and 2023, the Company incurred $1,009 and $1,812, respectively, of restructuring charges related to these actions. The Company has incurred $4,232 of cumulative restructuring charges since the commencement of restructuring actions in 2023. The Company accrues for restructuring costs when they are probable and reasonably estimable. These costs include severance costs, exit costs, and other restructuring costs and are included in restructuring charges in the condensed consolidated statements of comprehensive income (loss). Severance costs primarily consist of severance benefits through payroll continuation, conditional separation costs and employer tax liabilities, while exit costs primarily consist of lease exit and contract termination costs. Other costs consist primarily of costs related to the discontinuance of certain product lines and are distinguishable and directly attributable to the Company’s restructuring initiative and not a result of external market factors associated with the ongoing business. We estimate that we will continue to incur restructuring costs related to employee-related costs and facility exit costs during the year 2024; however, the Company cannot estimate the total amount expected to be incurred as cost reduction actions continue to be evaluated. The Company anticipates completing these restructuring activities in 2025.

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

No impairments were recorded for goodwill or intangible assets during the nine months ended September 30, 2024. However, factors such as a sustained decline in revenues and cash flows, or other adverse changes in macroeconomic conditions, including our current and future share price, could result in an impairment charge to our Adventure reporting unit in a future reporting period. The Company performs its annual impairment assessment during the fourth quarter of 2024.

At this time, we consider it more likely than not that we will have sufficient taxable income in future periods that will allow us to realize our deferred tax assets. However, unless we can generate sufficient taxable income from our future operations, a valuation allowance to reduce our U.S. deferred tax assets may be required, which would materially increase our income tax expense in the period the allowance is recognized and have a material adverse effect on our results of operations and consolidated financial position.

There have been no significant changes to our critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2023.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 to our condensed consolidated financial statements.

Results of Operations

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

The following presents a discussion of operations for the three months ended September 30, 2024, compared with the three months ended September 30, 2023.

	Three Months Ended
	September 30, 2024	September 30, 2023

Sales
Domestic sales	$24,365	$30,423
International sales	42,750	50,879
Total sales	67,115	81,302

Cost of goods sold	43,618	54,018
Gross profit	23,497	27,284

Operating expenses
Selling, general and administrative	27,880	28,404
Restructuring charges	478	1,076
Transaction costs	103	400
Legal costs and regulatory matter expenses	394	579

Total operating expenses	28,855	30,459

Operating loss	(5,358)	(3,175)

Other income (expense)
Interest income, net	373	19
Other, net	1,164	(445)

Total other income (expense), net	1,537	(426)

Loss before income tax	(3,821)	(3,601)
Income tax benefit	(664)	(1,395)
Loss from continuing operations	(3,157)	(2,206)

Discontinued operations, net of tax	-	942

Net loss	$(3,157)	$(1,264)

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Sales

Total sales decreased $14,187, or 17.4%, to $67,115 during the three months ended September 30, 2024, compared to total sales of $81,302 during the three months ended September 30, 2023. The decrease in sales was attributable to a decrease in sales at the Outdoor and Adventure segments of $11,789 and $2,398, respectively.

Sales in the Adventure segment increased by $281 due to foreign exchange impact from the weakening of the U.S. dollar against the Australian dollar during the three months ended September 30, 2024, compared to the prior period. Sales in the Outdoor segment were reduced by $13 due to foreign exchange impact from the strengthening of the U.S. dollar primarily against the euro during the three months ended September 30, 2024, compared to the prior period.

Sales in the Outdoor segment decreased due to weakness in our North American wholesale and direct to consumer (“DTC”) channels, independent global distributor (“IGD”) customers, and softness in our European markets, combined with the effects from our product simplification and SKU rationalization strategy. Sales in the Adventure segment decreased due to lower demand from original equipment manufacturer (“OEM”) customers and challenging wholesale in the Australia and US markets, partially offset by a $1,237 increase from the TRED Outdoors acquisition.

Domestic sales decreased $6,058, or 19.9%, to $24,365 during the three months ended September 30, 2024, compared to domestic sales of $30,423 during the three months ended September 30, 2023. The decrease in sales was attributable to decreases at the Outdoor and Adventure segments of $5,253 and $805, respectively.

International sales decreased $8,129, or 16.0%, to $42,750 during the three months ended September 30, 2024, compared to international sales of $50,879 during the three months ended September 30, 2023. The decrease in sales was attributable to decreases at the Outdoor and Adventure segments of $6,536 and $1,593, respectively.

Cost of Goods Sold

Cost of goods sold decreased $10,400, or 19.3%, to $43,618 during the three months ended September 30, 2024, compared to cost of goods sold of $54,018 during the three months ended September 30, 2023.

Gross Profit

Gross profit decreased $3,787, or 13.9%, to $23,497 during the three months ended September 30, 2024, compared to gross profit of $27,284 during the three months ended September 30, 2023. Gross margin was 35.0% during the three months ended September 30, 2024, compared to a gross margin of 33.6% during the three months ended September 30, 2023. Gross margin during the three months ended September 30, 2024 increased compared to the prior year as a result of favorable product mix at the Outdoor segment, as well as a favorable channel mix due to lower OEM sales and higher MAXTRAX revenue at the Adventure segment. These increases were partially offset by an increase in polyfluoroalkyl substances (“PFAS”) related inventory reserve expenses at the Outdoor segment, as well as sales return reserve and rebate expenses at the Adventure segment.

Selling, General and Administrative

Selling, general, and administrative expenses decreased $524, or 1.8%, to $27,880 during the three months ended September 30, 2024, compared to selling, general and administrative expenses of $28,404 during the three months ended September 30, 2023. Selling, general and administrative expenses at the Outdoor segment decreased by $1,688 primarily as a result of lower retail expenses due to store closures and other expense reduction initiatives to manage costs. Selling, general and administrative expenses at the Adventure segment increased by $1,212 primarily as a result of investments in global marketing and e-commerce initiatives to accelerate growth.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Restructuring Charges

Restructuring charges decreased to $478 during the three months ended September 30, 2024, compared to restructuring charges of $1,076 during the three months ended September 30, 2023. The restructuring charges incurred during the three months ended September 30, 2024 relate to benefits provided to employees who were terminated due to the Company’s reduction-in-force as part of its continued realignment of resources within the organization of $478.

Transaction Costs

Transaction costs decreased to $103 during the three months ended September 30, 2024, compared to transaction costs of $400 during the three months ended September 30, 2023, which consisted of expenses related to the Company’s various acquisition efforts.

Legal Costs and Regulatory Matter Expenses

Legal costs and regulatory matter expenses decreased to $394 during the three months ended September 30, 2024, compared to legal costs and regulatory matter expenses of $579 during the three months ended September 30, 2023, which consisted of expenses related to the Company’s specific legal matters. See Note 16 to our condensed consolidated financial statements for financial information regarding specific legal matters.

Interest Income, net

Interest income, net increased to $373 during the three months ended September 30, 2024, compared to interest income, net of $19 during the three months ended September 30, 2023. The increase in interest income recognized during the three months ended September 30, 2024, was due to interest income on higher cash balances.

Other, net

Other, net, changed by $1,609, or 361.6%, to $1,164 during the three months ended September 30, 2024, compared to other, net of ($445) during the three months ended September 30, 2023. The change in other, net, was primarily attributable to an increase in remeasurement gains recognized on the Company’s foreign denominated accounts receivable and accounts payable. The change was partially offset by losses in mark-to-market adjustments on non-hedged foreign currency contracts during the three months ended September 30, 2024.

Income Taxes

Income tax benefit decreased by $731, or 52.4%, to $664 during the three months ended September 30, 2024, compared to $1,395 during the same period in 2023. Our effective income tax rate was a benefit of 17.4% for the three months ended September 30, 2024, and differed compared to the statutory tax rates primarily due to the impact of stock compensation and research and experimentation expenditures and credits. For the three months ended September 30, 2023, our effective income tax rate was a benefit of 38.7% and differed compared to the statutory tax rates primarily due to the impact of stock compensation, research and experimentation expenditures and credits, and discrete stock option windfall benefits.

Discontinued Operations

Net income from discontinued operations was $0 during the three months ended September 30, 2024, compared to net income from discontinued operations of $942 during the three months ended September 30, 2023. The change in net income from discontinued operations is due to the sale of the Precision Sport segment occurring during the three months ended March 31, 2024. There was no activity in discontinued operations during the three months ended September 30, 2024.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

The following presents a discussion of operations for the nine months ended September 30, 2024, compared with the nine months ended September 30, 2023.

	Nine Months Ended
	September 30, 2024	September 30, 2023

Sales
Domestic sales	$75,583	$80,545
International sales	117,327	128,972
Total sales	192,910	209,517

Cost of goods sold	124,156	134,148
Gross profit	68,754	75,369

Operating expenses
Selling, general and administrative	84,176	84,640
Restructuring charges	1,009	1,812
Transaction costs	168	459
Contingent consideration benefit	(125)	(1,565)
Legal costs and regulatory matter expenses	3,795	1,062

Total operating expenses	89,023	86,408

Operating loss	(20,269)	(11,039)

Other income (expense)
Interest income, net	1,198	32
Other, net	669	(143)

Total other income (expense), net	1,867	(111)

Loss before income tax	(18,402)	(11,150)
Income tax benefit	(3,290)	(2,591)
Loss from continuing operations	(15,112)	(8,559)

Discontinued operations, net of tax	28,346	6,802

Net income (loss)	$13,234	$(1,757)

Sales

Total sales decreased $16,607, or 7.9%, to $192,910 during the nine months ended September 30, 2024, compared to total sales of $209,517 during the nine months ended September 30, 2023. The decrease in sales was attributable to a decrease in sales at the Outdoor segment of $21,422, partially offset by an increase in sales at the Adventure segment of $4,815.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Sales in the Adventure segment were reduced by $611 due to foreign exchange impact from the strengthening of the U.S. dollar against the Australian dollar during the nine months ended September 30, 2024, compared to the prior period. Sales in the Outdoor segment increased by $256 due to foreign exchange impact from the weakening of the U.S. dollar primarily against the euro during the nine months ended September 30, 2024, compared to the prior period.

Sales in the Outdoor segment decreased due to weakness in our European, IGD, and North American markets, combined with the effects from our product simplification and SKU rationalization strategy. Sales in the Adventure segment increased due to higher demand from OEM customers, improved domestic MAXTRAX sales, and a $3,473 increase from the TRED Outdoors acquisition.

Domestic sales decreased $4,962, or 6.2%, to $75,583 during the nine months ended September 30, 2024, compared to domestic sales of $80,545 during the nine months ended September 30, 2023. The decrease in sales was attributable to a decrease in sales at the Outdoor segment of $6,173, partially offset by an increase in sales at the Adventure segment of $1,211.

International sales decreased $11,645, or 9.0%, to $117,327 during the nine months ended September 30, 2024, compared to international sales of $128,972 during the nine months ended September 30, 2023. The decrease in sales was attributable to a decrease in sales at the Outdoor segment of $15,249, partially offset by an increase in sales at the Adventure segment of $3,604.

Cost of Goods Sold

Cost of goods sold decreased $9,992, or 7.4%, to $124,156 during the nine months ended September 30, 2024, compared to cost of goods sold of $134,148 during the nine months ended September 30, 2023.

Gross Profit

Gross profit decreased $6,615, or 8.8%, to $68,754 during the nine months ended September 30, 2024, compared to gross profit of $75,369 during the nine months ended September 30, 2023. Gross margin was 35.6% during the nine months ended September 30, 2024, compared to a gross margin of 36.0% during the nine months ended September 30, 2023. Gross margin during the nine months ended September 30, 2024, decreased compared to the prior year due to unfavorable PFAS-related inventory reserve expenses at the Outdoor segment, as well as an increase in sales return reserve and rebate expenses at the Adventure segment.

Selling, General and Administrative

Selling, general, and administrative expenses decreased $464, or 0.5%, to $84,176 during the nine months ended September 30, 2024, compared to selling, general and administrative expenses of $84,640 during the nine months ended September 30, 2023. Selling, general and administrative expenses at the Outdoor segment decreased by $4,850 primarily as a result of lower retail expenses due to store closures and other expense reduction initiatives to manage costs. Selling, general and administrative expenses at the Adventure segment increased by $3,753 primarily as a result of investments in global marketing, e-commerce initiatives, and organizational leadership to accelerate growth.

Restructuring Charges

Restructuring charges decreased to $1,009 during the nine months ended September 30, 2024, compared to restructuring charges of $1,812 during the nine months ended September 30, 2023. The restructuring charges incurred during the nine months ended September 30, 2024 relate to benefits provided to employees who were terminated due to the Company’s reduction-in-force as part of its continued realignment of resources within the organization of $993 and lease exit and contract termination costs of $16.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Transaction Costs

Transaction costs decreased to $168 during the nine months ended September 30, 2024, compared to transaction costs of $459 during the nine months ended September 30, 2023, which consisted of expenses related to the Company’s various acquisition efforts.

Contingent Consideration Benefit

Contingent consideration benefit decreased to $125 during the nine months ended September 30, 2024, compared to a contingent consideration benefit of $1,565 during the nine months ended September 30, 2023, which consisted of changes in the estimated fair value of contingent consideration liabilities associated with our acquisitions of MAXTRAX in 2021 and TRED in 2023.

Legal Costs and Regulatory Matter Expenses

Legal costs and regulatory matter expenses increased to $3,795 during the nine months ended September 30, 2024, compared to legal costs and regulatory matter expenses of $1,062 during the nine months ended September 30, 2023. The increase in legal costs and regulatory matter expenses recognized during the nine months ended September 30, 2024 reflects the Company’s accrued liability for the outstanding regulatory matter with the United States Consumer Product Safety Commission and increased expenses related to the Company’s specific legal matters. See Note 16 to our condensed consolidated financial statements for financial information regarding specific legal matters.

Interest Income, net

Interest income, net increased to $1,198 during the nine months ended September 30, 2024, compared to interest income, net of $32 during the nine months ended September 30, 2023. The increase in interest income recognized during the nine months ended September 30, 2024, was due to interest income on higher cash balances.

Other, net

Other, net, changed by $812, or 567.8%, to $669 during the nine months ended September 30, 2024, compared to other, net of ($143) during the nine months ended September 30, 2023. The change in other, net, was primarily attributable to a decrease in remeasurement losses recognized on the Company’s foreign denominated accounts receivable and accounts payable. The change was partially offset by a reduction in gains in mark-to-market adjustments on non-hedged foreign currency contracts during the nine months ended September 30, 2024.

Income Taxes

Income tax benefit increased by $699, or 27.0%, to $3,290 during the nine months ended September 30, 2024, compared to $2,591 during the same period in 2023. Our effective income tax rate was a benefit of 17.9% for the nine months ended September 30, 2024, and differed compared to the statutory tax rates primarily due to the impact of stock compensation and research and experimentation expenditures and credits. For the nine months ended September 30, 2023, our effective income tax rate was a benefit of 23.2% and differed compared to the statutory tax rates due to the impact of stock compensation, research and experimentation expenditures and credits, and discrete stock option windfall benefits.

Discontinued Operations

Net income from discontinued operations changed by $21,544, to $28,346 during the nine months ended September 30, 2024, compared to net income from discontinued operations of $6,802 during the nine months ended September 30, 2023. The change in net income from discontinued operations was primarily attributable to the pre-tax gain on the sale of the

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Precision Sport segment of $40,585. There was no activity in discontinued operations during the three months ended September 30, 2024.

Liquidity and Capital Resources

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Our primary ongoing funding requirements are for working capital, expansion of our operations (both organically and through acquisitions) and general corporate needs, as well as investing in the various brands. We plan to fund these activities through a combination of our future operating cash flows and cash on hand. Upon the closing of the sale of the Precision Sport segment, the Company terminated and settled all outstanding borrowings on our revolving credit facility and term debt under the Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto (the “Restated Credit Agreement”). We believe that our liquidity requirements and contractual obligations for at least the next 12 months will be adequately covered by cash provided by operations and cash on hand. Additionally, long-term contractual obligations are currently expected to be funded from cash from operations and cash on hand.

At September 30, 2024, we had total cash of $36,399, compared to total cash of $11,324 at December 31, 2023. At September 30, 2024, the Company had $5,109 of the $36,399 in cash held by foreign entities, of which $3,819 is considered permanently reinvested.

The following presents a discussion of cash flows for the condensed consolidated nine months ended September 30, 2024 compared with the condensed consolidated nine months ended September 30, 2023.

	Nine Months Ended
	September 30, 2024	September 30, 2023

Net cash (used in) provided by operating activities	$(23,870)	$17,428
Net cash provided by (used in) investing activities	171,144	(4,549)
Net cash used in financing activities	(122,281)	(16,191)
Effect of foreign exchange rates on cash	82	(725)
Change in cash	25,075	(4,037)
Cash, beginning of year	11,324	12,061
Cash, end of period	$36,399	$8,024

Net Cash From Operating Activities

Net cash used in operating activities was $23,870 during the nine months ended September 30, 2024, compared to net cash provided by operating activities of $17,428 during the nine months ended September 30, 2023. The change in net cash (used in) provided by operating activities during 2024 is primarily due to the gain on sale of $40,585 related to the disposition of the Precision Sport segment and an increase in cash outflows related to working capital of $18,859. These were partially offset by an increase in net income and deferred income taxes, as well as a decrease in contingent consideration benefit during the nine months ended September 30, 2024, compared to the same period in 2023.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Free cash flow, defined as net cash (used in) provided by operating activities less capital expenditures, of ($28,395) was used during the nine months ended September 30, 2024 compared to $12,933 generated during the same period in 2023. The Company believes that the non-GAAP measure, free cash flow, provides an understanding of the capital required by the Company to expand its asset base. A reconciliation of free cash flows to the nearest comparable GAAP financial measure is set forth below:

	Nine Months Ended
	September 30, 2024	September 30, 2023

Net cash (used in) provided by operating activities	$(23,870)	$17,428
Purchase of property and equipment	(4,525)	(4,495)
Free cash flow	$(28,395)	$12,933

Net Cash From Investing Activities

Net cash provided by investing activities was $171,144 during the nine months ended September 30, 2024, compared to net cash used in investing activities of $4,549 during the nine months ended September 30, 2023. The increase in cash provided during the nine months ended September 30, 2024 is primarily due to the cash received related to the disposition of the Precision Sport segment, compared to the same period in 2023.

Net Cash From Financing Activities

Net cash used in financing activities was $122,281 during the nine months ended September 30, 2024, compared to net cash used in financing activities of $16,191 during the nine months ended September 30, 2023. The change in net cash used in financing activities during the nine months ended September 30, 2024, compared to the same period in 2023 was primarily due to the settlement of all outstanding borrowings on our revolving credit facility and term debt under the Restated Credit Agreement.

Net Operating Loss

As of December 31, 2023, the Company had net operating loss carryforwards (“NOLs”) and research and experimentation credit for U.S. federal income tax purposes of $7,699 and $2,997, respectively. The Company believes its U.S. Federal NOLs will offset a portion of its future U.S. Federal income taxes. The Company has $7,699 of NOLs, of which, $0 expire on December 31, 2024. These NOLs are subject to compliance with Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended.

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

As of September 30, 2024, we had approximately $18,000 in U.S. net deferred tax assets. These deferred tax assets are expected to reverse into NOL carryforwards that can be used to offset taxable income and reduce income taxes payable in future periods. At this time, we consider it more likely than not that we will have sufficient taxable income in future periods that will allow us to realize these deferred tax assets. However, unless we can generate sufficient taxable income from our future operations, a valuation allowance to reduce our U.S. deferred tax assets may be required, which would materially increase our income tax expense in the period the allowance is recognized and have a material adverse effect on our results of operations and consolidated financial position.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15I and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of September 30, 2024, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Executive Chairman and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2024, were effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the nine months ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Litigation

The Company is involved in various lawsuits arising from time to time that the Company considers ordinary routine litigation incidental to its business. Amounts accrued for litigation matters represent the anticipated costs (damages and/or settlement amounts) in connection with pending litigation and claims and related anticipated legal fees and other expenses or costs for defending such actions, which legal fees and expenses or costs are expensed as incurred. The costs are accrued when it is both probable that a liability has been incurred and the amount can be reasonably estimated. The accruals are based upon the Company’s assessment, after consultation with counsel (if deemed appropriate), of probable loss based on the facts and circumstances of each case, the legal issues involved, the nature of the claim made, the nature of the damages sought and any relevant information about the plaintiffs and other significant factors that vary by case. When it is not possible to estimate a specific expected cost to be incurred, the Company evaluates the range of probable loss and records the minimum end of the range. Based on currently available information, the Company does not believe that it is reasonably possible that the disposition of any of the legal disputes the Company or its subsidiaries is currently involved in will have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows, except for the CPSC matter discussed below. There is a reasonable possibility of loss from contingencies in excess of the amounts accrued by the Company in the accompanying condensed consolidated balance sheets; however, the actual amounts of such possible losses cannot currently be reasonably estimated by the Company at this time. It is possible that, as additional information becomes available, the impact on the Company could have a different effect.

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

U.S. Consumer Product Safety Commission

In January 2021, Black Diamond Equipment, Ltd. (“BDEL”) wrote to the CPSC outlining its new cradle solution for certain models of its avalanche beacon transceivers to prevent such transceivers from switching unexpectedly out of “send” mode. The proposed new cradle solution was designed to improve transceiver safety by locking the transceiver into “send” mode prior to use so that it would not switch unexpectedly out of “send” mode. BDEL also requested approval for the CPSC Fast-Track Program for a voluntary product recall to implement this cradle solution. The CPSC approved the recall and entered into a Corrective Action Plan agreement with BDEL in March 2021. BDEL received a letter from the CPSC, dated October 28, 2021, stating that the CPSC is investigating whether BDEL has timely complied with the reporting

CLARUS CORPORATION

requirements of Section 15(b) of the Consumer Protection Safety Act and related regulations regarding certain models of avalanche transceivers switching unexpectedly out of “send” mode.

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

By letters dated October 12, 2023 and December 18, 2023, BDEL was notified by the CPSC that the agency staff had concluded BDEL failed to timely meet our statutory reporting obligations under the Consumer Product Safety Act with respect to certain models of BDEL’s avalanche transceivers switching unexpectedly out of “send” mode and certain models of BDEL’s avalanche transceivers not switching from “send” mode into “search” mode, that BDEL made a material misrepresentation in a report to the CPSC, and that the agency staff intends to recommend that the CPSC impose civil monetary penalties of $16,135,000 and $9,000,000, respectively, for the two matters described above.

On November 20, 2023 and February 8, 2024, respectively, BDEL submitted a comprehensive response disputing the CPSC’s findings and conclusions in the October 12, 2023 and December 18, 2023 letters, including the amount of any potential penalties. The CPSC ultimately disagreed with our position and the agency staff has restated their recommendation for the monetary penalties which the Company intends to strongly contest and vigorously defend against.

John C. Walbrecht, the former President of BDEL and the Company, received a letter from the CPSC dated June 25, 2024 alleging that in his personal capacity he knowingly violated the Consumer Product Safety Act by failing to timely report the occurrence resulting in beacons switching unexpectedly out of “send” mode. The staff of the CPSC recommended a $5,000,000 fine against Mr. Walbrecht personally. Pursuant to the Company’s by-laws, the Company has agreed to indemnify Mr. Walbrecht and pay his legal fees, and he has provided an undertaking to the Company that the Company will be entitled to recover those expenses if it is ultimately determined that he was not entitled to indemnification. On August 26, 2024, Mr. Walbrecht’s independent counsel responded to the CPSC, denying the allegations of its June 25 letter and rejecting its demand for a penalty.

Based on currently available information, the Company believes an unfavorable outcome with the CPSC is probable, however, we cannot be sure on what terms this matter will be resolved.  During the nine months ended September 30, 2024, the Company recorded a liability of $2,500,000 representing the low end of the range of our estimated exposure. The Company does not have a better estimate of the loss; therefore the low-end of the range was recorded as an accrued liability during the first quarter of 2024 and a corresponding expense is included in legal costs and regulatory matter expenses in the consolidated statements of comprehensive income (loss).

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

CLARUS CORPORATION

ITEM 5. OTHER INFORMATION

During the three month period ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, nor did the Company during such fiscal quarter adopt or terminate any “Rule 10b5-1 trading arrangement”.

CLARUS CORPORATION

ITEM 6. EXHIBITS

Exhibit	Description
3.1

Second Amended and Restated Bylaws of Clarus Corporation, effective as of September 4, 2024 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2024, and incorporated herein by reference).

4.1

Amendment No. 1 to Rights Agreement, dated as of September 5, 2024, by and between Clarus Corporation and Equiniti Trust Company, LLC (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2024, and incorporated herein by reference).

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

CLARUS CORPORATION
Date: November 7, 2024	By:	/s/ Warren B. Kanders
	Name:	Warren B. Kanders
	Title:	Executive Chairman
(Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Michael J. Yates
	Name:	Michael J. Yates
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)