Form 10-K
period 2024-12-31
Clarus Corp
filed 2025-03-06
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the Registrant at June 30, 2024 was approximately $213.7 million based on $6.73 per share, the closing price of the common stock as quoted on the NASDAQ Global Select Market.

As of March 3, 2025, there were 38,362,162 shares of common stock, par value $0.0001, outstanding.

DOCUMENT INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s 2024 fiscal year end are incorporated by reference into Part III of this Annual Report on Form 10-K.

INDEX

CLARUS CORPORATION

PART I

ITEM 1. BUSINESS

Overview

Headquartered in Salt Lake City, Utah, Clarus Corporation (which may be referred to herein as the “Company,” “Clarus,” “we,” “our” or “us”) is a global leading designer, developer, manufacturer and distributor of best-in-class outdoor equipment and lifestyle products focused on the outdoor enthusiast markets. Each of our brands has a long history of continuous product innovation for core and everyday users alike. The Company’s products are principally sold globally under the Black Diamond®, Rhino-Rack®, MAXTRAX®, and TRED Outdoors® brand names through outdoor specialty and online retailers, our own websites, distributors and original equipment manufacturers. We believe that our portfolio of iconic brands is well-positioned for sustainable, long-term growth underpinned by industry trends across the outdoor and adventure sport end markets.

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

Each of our segments address a unique customer value proposition through our brands. Supported by six decades of proven innovation, the Outdoor segment is led by Black Diamond, an established global leader in high-performance, activity-based climbing, skiing, and technical mountain sports equipment. The brand is synonymous with premium performance, safety and reliability. The Adventure segment is comprised of three brands addressing the needs of the outdoor enthusiast and tradesman. Founded in 1992, our Rhino-Rack brand is a globally-recognized designer and distributor of highly-engineered automotive roof racks, trays, bars, and other accessories to enhance the customer’s experience getting to and enjoying the campsite. Founded in 2005, our MAXTRAX brand offers high-quality overlanding and off-road vehicle recovery and extraction tracks for the overland and off-road market. Founded in 2012, our TRED brand offers high-quality, reliable outdoor and recovery gear for the offroad, 4x4 automotive touring, camping and caravanning markets.

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

On July 1, 2021, the Company completed the acquisition of Australia-based Rhino-Rack Holdings Pty Ltd (“Rhino-Rack”). On December 1, 2021, the Company completed the acquisition of Australia-based MaxTrax Australia Pty Ltd (“MAXTRAX”). On October 9, 2023, the Company completed the acquisition of Australia-based TRED Outdoors Pty Ltd. (“TRED”). On December 5, 2024, the Company completed the acquisition of certain assets and liabilities constituting the RockyMounts business (“RockyMounts”), a Colorado-based brand specializing in bicycle transport products.

On February 29, 2024, the Company and Everest/Sapphire Acquisition, LLC, its wholly-owned subsidiary, completed the sale to Bullseye Acquisitions, LLC, an affiliate of JDH Capital Company, of all of the equity associated with the Company’s Precision Sport segment, which is comprised of the Company’s subsidiaries Sierra Bullets, L.L.C. (“Sierra”) and Barnes Bullets – Mona, LLC (“Barnes”), pursuant to a Purchase and Sale Agreement dated as of December 29, 2023, by and among, Bullseye Acquisitions, LLC, Everest/Sapphire Acquisition, LLC and the Company (the “Precision Sport Purchase Agreement”). Under the terms of the Precision Sport Purchase Agreement, the Company received net proceeds of approximately $37,871,000 in cash, after payment of certain fees and settlement of the Restated Credit Agreement (as defined below), for all of the equity associated with the Company’s Precision Sport segment. The activities of the Precision Sport segment have been segregated and reported as discontinued operations for all periods presented. See Note 3 to our consolidated financial statements for financial information regarding discontinued operations.

Market Overview

Our brands participate in the outdoor-oriented lifestyle that has and is expected to benefit from favorable long-term growth trends. The users of our products are loyal outdoor enthusiasts, including climbers, mountaineers, trail runners, skiers, mountain bikers, backpackers, campers, adventure seekers, overlanders, tradesmen, and other outdoor-inspired consumers. We believe we have a strong reputation for innovation, style, quality, design, safety and durability in our core product lines, positioning us for sustainable growth amidst the acceleration of our market opportunity. Select factors driving this acceleration include:

Increasing Adoption of Outdoor Lifestyles and Focus on Health and Wellness. According to Outdoor Foundation, a non-profit dedicated to getting people outside for their health, over the past decade, many outdoor activities have experienced a consistent rise in participation rates. This heightened participation has grown in tandem with increasing consumer focus on health and wellness with many consumers acutely aware of the myriad of physical and mental health benefits associated with outdoor activities.

Rise of Overlanding and Off-Roading. Combining off-road driving with backcountry lifestyle activities, such as camping, hiking, kayaking and mountain biking, we believe that overlanding has driven a new niche in the light truck, SUV and CUV segment for enthusiasts and light truck manufacturers, which is expected to directly benefit our Rhino-Rack, MAXTRAX, and TRED brands.

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

Climbing Verticals Becoming Mainstream. Following the release of critically acclaimed free climbing documentaries including The Dawn Wall and the Academy Award-winning Free Solo, mainstream consumers are increasingly exposed to the markets that Clarus and, specifically, Black Diamond work to serve. Furthermore, the 2020 Tokyo Olympics marked the first time that sport climbing debuted in an Olympic stadium, bringing the thrills of high-skill rock climbing to the living rooms of people across the globe. The 2024 Paris Summer Olympics also featured four sport climbing events, which doubled the number of medaled sport climbing events from the 2020 games.

As the variety of outdoor sports activities continues to proliferate, and existing outdoor sports evolve and become more specialized, we believe there is demand in the marketplace to address the unique technical and performance needs of such enthusiasts. We believe we have been able to help address this opportunity by seeking to leverage our intimate knowledge of what the customer needs to perform at the highest level. We continue to seek to improve our existing product lines by expanding our offerings into new niche categories, and by incorporating innovative industrial design, engineering and performance tolerances into our products. We believe the credibility and authenticity of our brands expands our potential market beyond committed outdoor athletes to outdoor generalists who desire to lead active, outdoor-focused lifestyles.

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

Growth in International Markets. We believe there is a significant opportunity to expand the global presence and penetration of each of our brands. The European alpine market is currently significantly larger than the U.S. market and is highly fragmented by country, with no clear leader across Europe. We have been able to gain market share by emphasizing our Black Diamond brand, positioning it as a global brand with American roots. Rhino-Rack is based in Sydney, Australia, bringing a leading market position in its home markets of Australia and New Zealand, with opportunities to grow in the U.S., Europe, the Middle East and other Asia-Pacific countries, where we believe that the brand currently has less than 1% market share.

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

Outdoor

Black Diamond Equipment: Black Diamond Equipment is a global innovator in climbing, skiing and mountain sports equipment enabling peak performance for outdoor enthusiasts. The brand is synonymous with innovation, performance, safety and durability. Headquartered in Salt Lake City at the base of the Wasatch Mountains, Black Diamond products are created and tested locally on its alpine peaks, slopes, crags and trails. Continuously recognized as an industry-leading innovator, Black Diamond has received over 500 industry awards over five years, including over 250 product awards in 2024 alone.

Adventure

Rhino-Rack: Headquartered in Sydney, Australia, Rhino-Rack has been a widely recognized, premier aftermarket automotive roof rack and accessories brand since 1992 with a leading market position in Australia. Best known for its “north/south” platform roof rack design, Rhino-Rack’s product offering includes roof racks, luggage carriers, shade awnings, kayak carriers, bike carriers and load-securing accessories. Rhino-Rack has a long track record of launching new, innovative products with state-of-the-art engineering serving and enhancing the outdoor enthusiast’s experience whether camping, off-roading, overlanding, or getting to the worksite.

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

Experienced and Incentivized Senior Management Team. The members of our Board of Directors and our executive officers, including Mr. Warren Kanders, are substantial stockholders of the Company, and beneficially own approximately 22.2% of our outstanding common stock as of March 6, 2025, which we believe aligns the interests of our Board of Directors and our executive officers with that of our stockholders.

Growth-oriented Capital Structure. Our debt-free capital structure as of December 31, 2024, provides us with the capacity to fund future growth.

Operating Segments

We operated our business within three segments until the sale of the Precision Sport segment on February 29, 2024.  After the sale of the Precision Sport segment, we operate the business within two segments. These segments are defined based on the internal financial reporting used by our chief operating decision maker to allocate resources and assess performance. Certain significant selling and general and administrative expenses are not allocated to the segments, including non-cash stock compensation expense. Each segment is described below:

●	Our Outdoor segment, which includes Black Diamond Equipment and PIEPS, is a global leader in designing, manufacturing, and marketing innovative outdoor engineered equipment and apparel for climbing, mountaineering, trail running, backpacking, skiing, and a wide range of other year-round outdoor recreation activities. Our Outdoor segment offers a broad range of products including: high-performance, activity-based apparel (such as shells, insulation, midlayers, pants and logowear); rock-climbing footwear and equipment (such as carabiners, protection devices, harnesses, belay devices, helmets, and ice-climbing gear); technical backpacks and high-end day packs; trekking poles; headlamps and lanterns; and gloves and mittens. We also offer advanced skis, ski poles, ski skins, and snow safety products, including avalanche airbag systems, avalanche transceivers, shovels, and probes.
●	Our Adventure segment, which includes Rhino-Rack, MAXTRAX, and TRED, is a manufacturer of highly-engineered automotive roof racks, trays, mounting systems, luggage boxes, carriers, recovery boards, bicycle racks, and accessories in Australia and New Zealand and a growing presence in the United States.

See Note 18 to our consolidated financial statements for financial information regarding our segments. Also, see Note 3 to our consolidated financial statements for financial information regarding our Precision Sport segment which is now classified as discontinued operations.

Products

Our products span a large assortment of product categories and include a wide variety of technical outdoor equipment and lifestyle products for a wide range of outdoor enthusiasts, including climbers, mountaineers, trail runners, skiers, backpackers and campers, bicyclists and other outdoor-inspired consumers. We design many of our products for extreme applications, such as high-altitude mountaineering, ice and rock climbing, as well as backcountry skiing and alpine touring. We also design and develop highly-engineered automotive roof racks, trays, mounting systems, luggage boxes, carriers, recovery tracks, bicycle transport systems and accessories. Generally, we divide our product offerings into the following two primary categories:

●	Outdoor: Our outdoor line consists of apparel, footwear, headlamps, lights, trekking poles, gloves, packs, avalanche airbags, poles, avalanche safety devices, and equipment such as carabiners, harnesses, protection devices, and various other climbing, mountaineering, hiking, and backcountry accessories and products.
●	Adventure: Our adventure line consists of automotive roof racks, trays, mounting systems, luggage boxes, carriers, recovery tracks, bicycle transport systems and accessories.

Product Design and Development

We conduct our product research, evaluation, and design activities at our locations in Salt Lake City, Utah; Aurora, Colorado; Lebring, Austria; Sydney, Australia; and Brisbane, Australia.

We typically bring new products from concept to market in approximately 18 to 36 months, depending upon the technology integration and complexity of the product. We work simultaneously on product lines for the four subsequent selling seasons.

We expense research and development costs as incurred in selling, general, and administrative expenses.

Customers

We market and distribute our products in over 50 countries, primarily through independent specialty stores and specialty chains, premium sporting goods and outdoor recreation stores, distributors and original equipment manufacturers (“OEMs”) in the United States, Canada, Europe, Middle East, Asia, Australia, New Zealand, Africa, and South America. Outside of North America and Europe, we sell our products through independent global distributors into specialty retail stores. We also sell our products directly to customers through our various websites.

Our end users include a broad range of consumers, including mountain, rock, ice, and gym climbers, winter-outdoor enthusiasts, trail runners, backpackers, bicyclists, off-road enthusiasts, overlanders, and outdoor-inspired consumers. Such consumers demand high-quality, reliable, and high-precision products to enhance their performance and, in some cases, safety in a multitude of outdoor activities. We expect to leverage our user intimacy, engineering prowess, and design ability to expand into related technical product categories that target the same demographic group and distribution channels.

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

All products are manufactured to our specifications in third-party, independently-owned facilities. We keep employees and agents on-site or via regular visits at these third-party, independently-owned facilities to ensure that our products are manufactured to meet our specifications. While we do not maintain a long-term manufacturing contract with those facilities, we believe that our long-term relationships with them will help to ensure that a sufficient supply of goods built to our specification are available in a timely manner and on satisfactory economic terms in the future.

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

We compete with niche, privately-owned companies as well as a number of brands owned by large, multinational companies, such as those set forth below.

●	Outdoor: Our outdoor products and accessories, such as apparel, footwear, trekking poles, headlamps, gloves, backpacks, transceivers, protection, carabiners, helmets, and harnesses, compete with products from companies such as The North Face, Patagonia, La Sportiva, Prana, Hestra, Osprey, Arc’Teryx, Petzl, and Mammut.
●	Adventure: Our highly-engineered automotive roof racks, trays, mounting systems, luggage boxes, carriers, recovery tracks and accessories compete with products from companies such as Thule, Dometic, Yakima, and Front Runner.
●	Precision Sport: Our former Precision Sport segment sold bullets and ammunition to both retailers and distributors for sale to consumers as well as supplies bullets to OEMs who also manufacture bullets. Such companies include Vista (Federal Ammunition, CCI, and Remington), Nammo, Hornady, Fiocchi, and Olin (Winchester).

In addition, in certain categories we compete with certain of our large wholesale customers who focus on the outdoor market, such as REI, Mountain Equipment Co-op and Decathlon, which manufacture, market and distribute their own climbing, mountaineering, and skiing products under their own private labels.

Intellectual Property

We believe our registered and pending word and icon trademarks worldwide, including the Black Diamond and Diamond “C” logos, Black Diamond®, ATC ®, Camalot®, AvaLung ®, FlickLock®, Ascension™, Time is Life®, Hexentric®, Stopper®, Dawn Patrol®,

Bibler®, “Use.Design.Engineer.Build.Repeat”®, PIEPS®, Rhino-Rack®, Maxtrax®, RockyMounts®, and TRED™ create international brand recognition for our products.

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

Seasonality

While the Company’s products are outdoor activity-based, there are no significant seasonal variations in sales and profitability. In 2024, approximately 48% of our sales from continuing operations were in the first half of the year while approximately 52% of our sales from continuing operations occurred in the second half of the year.

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

Human Capital

As of December 31, 2024, our continuing operations had a total of over 470 employees worldwide. Of these employees, 50 were engaged in manufacturing, 220 in sales, marketing, product management and customer support, 70 in administrative functions (IT, Finance, HR, Legal and Compliance, etc.), 90 in R&D, engineering technology, manufacturing engineering and project management, 30 retail store associates and 10 in various executive and corporate functions. None of our employees are represented by a union in collective bargaining with us. We believe that our employee relations are good. Our human capital objectives center around identifying, recruiting, retaining, incentivizing and integrating our existing and new employees. We maintain and grow our team utilizing practices that help us identify, hire, incentivize and retain our existing employees and integrate new employees into our Company.

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

ITEM 1A. RISK FACTORS

In addition to other information contained in this Annual Report on Form 10-K, the following risk factors should be carefully considered in evaluating our business, because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those mentioned in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also materially impact our business, operating results, liquidity and financial condition. If any of the following risks occur, our business, operating results, liquidity and financial condition, and the price of our common stock, could be materially adversely affected.

Risk Factor Summary

●	We are subject to risks related to our dependence on the strength of retail economies.
●	Certain products we sell are inherently risky and have given rise to product liability, product warranty claims, and other loss contingencies, including, without limitation, recalls and liability claims relating to Black Diamond Equipment, Ltd.’s (“BDEL”) avalanche beacon transceivers.
●	A U.S. Consumer Products Safety Commission’s (the “CPSC”) investigation under the Consumer Product Safety Act in connection with certain models of our avalanche transceivers has resulted in the CPSC’s staff to recommend that the CPSC impose substantial civil monetary penalties on us as well as the U.S. Department of Justice to commence an investigation.
●	Our products, including, without limitation, certain models of our avalanche transceivers, have been subject to adverse publicity.
●	Some of our products and inventory contain Per- and Polyfluoroalkyl Substances (PFAS), which have resulted in charges in 2024 due to regulatory compliance costs, potential remediation efforts, and litigation risks.
●	Our markets are highly competitive and are subject to dramatic changes in consumer preferences.
●	Our operations, including but not limited to integrating acquisitions and our purchase of raw materials, are sensitive to changes in global cultural, political, and financial market conditions as well as potential changes in regulations, legislation and government policies.

●	Technological advances, the introduction of new products, and new design and manufacturing techniques could adversely affect our operations unless we are able to adapt to the resulting change in conditions.
●	We may require additional capital and funding to meet our financial obligations as well as to support our business operations and growth strategy, and this additional capital and funding may not be available on acceptable terms or at all.
●	We may be unsuccessful in our future acquisition endeavors, if any, which may have an adverse effect on our business; in addition, some of the businesses we acquire may incur significant losses from operations.
●	We have been required to recognize significant impairment charges and may be required to take future write downs or write-offs, restructuring, and impairment or other charges.
●	Our business and growth may suffer if we are unable to attract and retain key officers or employees, including our Chief Executive Officer, Warren Kanders, as well as any loss of officers or employees due to illness or other events outside of our control.
●	The members of our Board of Directors and our executive officers beneficially own in excess of approximately 22.2% of our common stock. As such, the concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.
●	The ability of our information technology systems or information security systems to operate effectively, including as a result of cybersecurity incidents, viruses, hackers, malware, natural disasters, vendor business interruptions or other causes.
●	The impact of changes in tariffs, tax laws, global trade policies as well as instability and volatility in global markets.

Risks Related to Our Industry

Many of the products we sell are used for inherently risky outdoor pursuits and have given rise to product liability or product warranty claims and other loss contingencies including, without limitation, recalls and liability claims relating to BDEL’s avalanche beacon transceivers, which could affect our earnings and financial condition.

Many of our products are used in applications and situations that involve high levels of risk of personal injury and death. As a result, we maintain a staff who focus on including appropriate disclaimers and markings, and undertaking testing and otherwise seeking to assure the quality and safety of our products. We stay current with laws to seek to provide thorough and protective disclaimers and instructions on all of our products and packaging. Furthermore, our technical climbing and avalanche safety equipment and our related operations meet and are certified to International Personal Protective Equipment (PPE) standards set by the EEC or ISO 9001 quality system standards. Failure to use our products for their intended purposes, failure to use or care for them properly, or their malfunction, or, in some limited circumstances, even correct use of our products, have resulted in serious bodily injury or death.

We remain exposed to product liability claims by the nature of the products we produce, including, without limitation, recalls and liability claims relating to BDEL’s avalanche beacon transceivers. Exposure occurs if one of our products is alleged to have resulted in property damage, bodily injury or other adverse effects. Any such product liability claims have included allegations of defects in manufacturing and/or design, failure to warn of dangers inherent in the product or activities associated with the product, negligence, strict liability, and/or breach of warranties. Although we maintain product liability insurance in amounts that we believe are reasonable, there can be no assurance that we will be able to maintain such insurance on acceptable terms, if at all, in the future or that product liability claims will not exceed the amount of insurance coverage.

As a manufacturer and distributor of consumer products, we are subject to government regulation in the United States and other countries, including, without limitation, the Consumer Products Safety Act, which empowers the CPSC to exclude from the market products that are found to be unsafe or hazardous. Under certain circumstances, the CPSC could require us to repurchase or recall one or more of our products and/or subject us to financial penalties. For example, as disclosed in Item 3. “Legal Proceedings,” BDEL was notified by the CPSC that the agency staff believes we failed to timely meet our statutory reporting obligations under the Consumer Product Safety Act with respect to certain models of avalanche transmitters distributed by BDEL either switching unexpectedly out of “send” mode and/or out of “search” mode, that we made material misrepresentations in reports to the CPSC, and that the agency staff has recommended that the CPSC impose substantial civil monetary penalties on us. Furthermore, as disclosed in Item 3. “Legal Proceedings,” the U.S. Department of Justice has commenced an investigation relating to the CPSC investigation and we received grand jury subpoenas for documents relating to, among other things, certain avalanche transmitters distributed by BDEL. Additionally, laws regulating certain consumer products exist in some cities and states, as well as in other countries in which we sell our products, and more restrictive laws and regulations may be adopted in the future. Any such recalls or repurchases of our products and/or imposition of financial penalties on us could be costly to us and could damage our business and reputation as well as have a material adverse effect on the Company’s liquidity, stock price, consolidated financial position, results of operations and/or cash flows. If we are required to remove, or if we voluntarily remove, our products from the market, our reputation could be tarnished and we might have large quantities of finished products that we are unable to sell.

We spend substantial resources seeking to ensure compliance with governmental and other applicable standards. However, compliance with these standards does not necessarily prevent individual or class action lawsuits, which can entail significant cost and risk. We do not maintain insurance against many types of claims involving alleged defects in our products that do not involve personal injury or property damage. As a result, these types of claims could have a material adverse effect on our business, results of operations, and financial condition.

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

As a result, product recalls or product liability claims—including, without limitation, recalls, liability claims, and/or financial penalties—could be costly to us and could damage our business and reputation, potentially having a material adverse effect on the Company’s liquidity, stock price, consolidated financial position, results of operations, and/or cash flows. This includes, without limitation, the imposition by the CPSC of substantial civil monetary penalties on us and/or the ongoing investigation by the U.S. Department of Justice relating to BDEL’s avalanche beacon transceivers.

We believe it is reasonably possible that a change in our ability to estimate the amount of loss relating to any penalties imposed by the CPSC or other regulators could occur in the near term and that such a change in estimate could be material. Additionally, given the ongoing nature of this matter, the Company is currently unable to predict its duration, the resources required, or the ultimate outcome, nor can we determine the full impact it may have on the Company’s liquidity, financial condition, results of operations, and/or cash flows. Any penalties imposed by the CPSC or other regulators could be significant which could have a material adverse effect on our business, results of operations, and financial condition.

Adverse publicity about the Company and/or its brands and products, including with respect to certain models of avalanche transmitters distributed by BDEL through social media or connection with other media or brand damaging events and/or public perception could negatively impact our business and reputation.

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

Negative claims or publicity involving us, our board of directors, our brands, our products, including, without limitation, recalls and liability claims relating to BDEL’s avalanche beacon transceivers, services and experiences, consumer data, or any of our key employees, endorsers, or suppliers could seriously damage our reputation and the image of our brands, regardless of whether such claims are accurate.

Furthermore, social media, which accelerates and potentially amplifies the scope of negative publicity, can increase the challenges of responding to negative claims. Adverse publicity could also damage our reputation and the image of our brands, undermine consumer confidence in us and reduce long-term demand for our products, even if such adverse publicity is unfounded or not material to our operations. If the reputation, culture or image of any of our brands and products, including, without limitation, recalls and liability claims relating to BDEL’s avalanche beacon transceivers, is tarnished or if we receive negative publicity, then our sales, financial condition and results of operations could be materially and adversely affected.

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

From time to time, we have been and may be subject to claims, lawsuits, government investigations, and other proceedings involving products liability, competition and antitrust, intellectual property, privacy, consumer protection, securities, tax, labor and employment, commercial disputes, and other matters that could adversely affect our business operations and financial condition.  Injuries sustained by those who use or purchase our products, including, without limitation, BDEL’s avalanche beacon transceivers, have, and could in the future, subject us to regulatory proceedings and litigation by government agencies and private litigants brought against us, that regardless of their merits, could harm our reputation, divert management’s attention from our operations and result in substantial legal fees and other costs. For example, as disclosed in Item 3. “Legal Proceedings,” BDEL was notified by the CPSC that the agency staff believes we failed to timely meet our statutory reporting obligations under the Consumer Product Safety Act with respect to certain models of avalanche transmitters distributed by BDEL either switching unexpectedly out of “send” mode and/or out of “search” mode, that we made material misrepresentations in reports to the CPSC, and that the agency staff intends to recommend that the CPSC impose substantial civil monetary penalties on us. Any financial or other penalties imposed by the CPSC as well as the Department of Justice or other regulators could be costly to us and could damage our business and reputation as well as have a material adverse effect on the Company’s liquidity, stock price, consolidated financial position, results of operations and/or cash flows. Also, we have reporting obligations to safety regulators in all jurisdictions where we sell our products, where reporting may trigger further regulatory investigations.

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

We also receive and distribute our products through third-party operated distribution facilities internationally and domestically. We depend on these third-parties to manage the operation of their distribution facilities as necessary to meet our business needs. If such third-parties fail to manage these responsibilities, our international and domestic distribution operations could face significant disruptions.

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

Our operations in international markets, and earnings in those markets, may be affected by changes in global cultural, political, and financial market conditions as well as potential changes in regulations, legislation and government policies such as tariffs, tax laws and global trade policies.

Approximately 60% of our sales for the year ended December 31, 2024 were earned in international markets. As such our ability to maintain the current level of operations in our existing international markets and to capitalize on growth in existing and new international markets is subject to risks associated with international operations.

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

These include the burdens of complying with a variety of foreign laws and regulations, unexpected changes in regulatory requirements, new tariffs or other barriers to some international markets. For example, any future withdrawal or renegotiation of trade agreements, and the prosecution of trade disputes or the imposition of tariffs, duties, taxes and other charges on imports or exports between the United States and countries like China, Canada and Mexico may adversely affect our ability to operate our business and execute our growth strategy. In addition, it may be more difficult for us to enforce agreements, collect receivables, receive dividends and repatriate earnings through foreign legal systems.

We cannot predict whether quotas, duties, taxes, exchange controls, current or future “trade wars” or other restrictions will be imposed by the United States, China, Canada and Mexico or other countries upon the import or export of our products and the commodities and components used to manufacture our products, or what effect any of these actions would have on our business, financial condition or results of operations. We cannot predict whether there might be changes in our ability to repatriate earnings or capital from international jurisdictions. Changes in regulatory and geopolitical policies and other factors may adversely affect our business or may require us to modify our current business practices.

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

As a global company, we determine our income tax liability in various tax jurisdictions and our effective tax rate based on an analysis and interpretation of local tax laws and regulations, as well as our financial projections. This analysis requires significant judgment and estimation, often based on assumptions about the future, which, in times of economic disruptions or legislative changes, are highly uncertain. Our tax determinations are subject to periodic domestic and foreign audits, and while we accrue for uncertain tax positions, these accruals may be insufficient to satisfy unfavorable findings. Unfavorable audit findings or tax rulings could result in payment of additional taxes, fines, and penalties for prior periods and could lead to higher tax rates in future periods.

Tax laws and regulations continue to evolve at both domestic and international levels. For example, recent legislative changes in the United States, such as the Inflation Reduction Act of 2022, introduced a corporate alternative minimum tax and an excise tax on stock buybacks, which could impact our effective tax rate and cash flows. Additionally, international tax initiatives, including the Organization for Economic Co-operation and Development (“OECD”)’s global minimum tax framework under Pillar Two, aim to establish a minimum corporate tax rate of 15% for large multinational enterprises. As countries implement these measures, our tax obligations could increase, and compliance requirements may become more complex. While the Company does not currently meet the minimum revenue threshold for Pillar Two and is not subject to its provisions, any future compliance could increase our tax obligations, impose additional compliance costs, and adversely affect our results of operations and financial condition.

Moreover, ongoing tax reform discussions in the U.S. and other jurisdictions could further impact our tax liabilities. Proposals to modify corporate tax rates, implement new taxation mechanisms on foreign earnings, or change existing tax deductions and credits could materially affect our financial results. Given the political and economic uncertainty surrounding tax policy, we cannot predict the likelihood, form, or timing of such changes, but any unfavorable developments could have an adverse impact on our effective tax rate, income tax expense, and overall financial performance.

Furthermore, changes in global tax laws, including efforts to reform the taxation of digital services and cross-border transactions, may lead to increased tax costs or compliance burdens. The OECD’s Base Erosion and Profit Shifting (“BEPS”) initiatives and similar measures adopted by various jurisdictions may further contribute to tax uncertainty. As new regulations and interpretations emerge, our ability to mitigate risks associated with these changes may be limited, and our results of operations and financial condition could be adversely affected.

Ongoing conflicts in multiple locations across the globe, as well as economic sanctions and other measures imposed in response thereto could have a material adverse effect on our operations, results of operations, financial condition, liquidity and business outlook.

Ongoing wars in multiple locations across the globe, as well as economic sanctions and other measures imposed in response thereto, have caused and continue to cause disruption, instability and volatility in global markets. The conflicts have caused and may continue to cause adverse global economic conditions resulting from escalating geopolitical tensions, the exclusion of certain financial institutions from the global banking system, volatility and fluctuations in foreign currency exchange rates and interest rates, inflationary pressures, supply chain and logistics disruptions, such as shipping disruptions in waterways, and heightened cybersecurity threats. As a result of sustained military conflict between Russia and Ukraine, sanctions have been imposed by the U.S., Canada, the United Kingdom, the European Union, and other countries and organizations against officials, individuals, regions, and industries in Russia. Russia’s potential response to such sanctions, as well as prolonged unrest, intensified military activities and/or the implementation of more extensive sanctions impacting the region could have a material adverse effect on our operations, results of operations, financial condition, liquidity and business outlook. Additionally, due to contractions in the supply of certain fuels from Russia arising out of the conflict in Ukraine and related sanctions, it is possible that certain of our consumers in Europe may not participate in outdoor activities during winter in patterns that are predictable or to the scale we have experienced in the past, which could in turn have a material adverse effect on our operations, results of operations, financial condition, liquidity and business outlook.

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

We use foreign suppliers and manufacturing facilities for a significant portion of our raw materials and finished products, and disruptions to international trade, such as disease epidemics or potential “trade wars,” pose a risk to our business operations.

A majority of our products sold were produced by and purchased from independent manufacturers primarily located in Asia and Eastern Europe, with substantially all of the remainder produced by our manufacturing facilities located in Utah. Although no single supplier and no one country controls a majority of our production needs, any of the following could materially and adversely affect our ability to produce or deliver our products and, as a result, have a material adverse effect on our business, financial condition, and results of operations:

●	political or labor instability in countries where our facilities, contractors, and suppliers are located;
●	political or military conflict, which could cause a delay in the transportation of raw materials and products to us and an increase in transportation costs;
●	heightened terrorism security concerns;
●	disease epidemics and health-related concerns, such as COVID-19 or the coronavirus;
●	imposition of regulations and quotas relating to imports and our ability to adjust timely to changes in trade regulations;
●	imposition of tariffs, duties, taxes and other charges on imports and/or exports;
●	the effect of inflation on our business, including any future pricing actions taken in an effort to mitigate the effects of inflation and potential impacts on our revenue, operating margins and net income; and
●	imposition or the repeal of laws that affect intellectual property rights.

Compliance costs related to environmental requirements, including those associated with Per- and Polyfluoroalkyl Substances (PFAS), could negatively impact our financial results.

We are, and any of our vendors or customers may be subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment, climate change, greenhouse gas emissions, and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials, including Per- and Polyfluoroalkyl Substances (PFAS). In 2024, certain of our products and inventory containing PFAS resulted in charges, and we may face additional liabilities in the future. Costs and capital expenditures relating to environmental, health or safety matters are subject to evolving regulatory requirements and depend on the timing of the promulgation and enforcement of specific standards which impose the requirements. Moreover, changes in environmental regulations could inhibit or interrupt our operations, or require modifications to our facilities. Accordingly, environmental, health or safety regulatory matters could result in significant unanticipated costs or liabilities.

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

From time to time, we have been and may be subject to claims, lawsuits, government investigations, and other proceedings involving products liability, competition and antitrust, intellectual property, privacy, consumer protection, securities, tax, labor and employment, commercial disputes, and other matters that could adversely affect our business operations and financial condition. Injuries sustained by those who use or purchase our products, including, without limitation, BDEL’s avalanche beacon transceivers, have, and could in the future, subject us to regulatory proceedings and litigation by government agencies and private litigants brought against us, that regardless of their merits, could harm our reputation, divert management’s attention from our operations and result in substantial legal fees and other costs. For example, as disclosed in Item 3. “Legal Proceedings,” BDEL was notified by the CPSC that the agency staff believes we failed to timely meet our statutory reporting obligations under the Consumer Product Safety Act with respect to certain models of avalanche transmitters distributed by BDEL either switching unexpectedly out of “send” mode and/or out of “search” mode, that we made material misrepresentations in reports to the CPSC, and that the agency staff intends to recommend that the CPSC impose substantial civil monetary penalties on us. Furthermore, as disclosed in Item 3. “Legal Proceedings,” the U.S. Department of Justice has commenced an investigation relating to the CPSC investigation and we received grand jury subpoenas for documents relating to, among other things, certain avalanche transmitters distributed by BDEL. Any financial or other penalties imposed by the CPSC as well as the Department of Justice or other regulators could be costly to us and could damage our business and reputation as well as have a material adverse effect on the Company’s liquidity, stock price, consolidated financial position, results of operations and/or cash flows. Also, we have reporting obligations to safety regulators in all jurisdictions where we sell our products, where reporting may trigger further regulatory investigations.

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

Climate change may impact our business in numerous ways, and could lead to an increase in raw material and packaging prices, and reduced availability, for example, due to water shortages which could adversely impact raw material availability. Increased frequency of extreme weather (for example, storms and floods) could cause increased incidence of disruption to the production and distribution of our products and an adverse impact on consumer demand and spending.

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

The members of our Board of Directors and our executive officers, which includes Mr. Warren B. Kanders, beneficially own approximately 22.2% of our outstanding common stock as of March 6, 2025. As a result, our Board of Directors and executive officer, to the extent they vote their shares in a similar manner, have influence over our affairs and could exercise such influence in a manner that is not in the best interests of our other stockholders, including by attempting to delay, defer or prevent a change of control transaction that might otherwise be in the best interests of our stockholders.

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

Further, our certificate of incorporation provides for blank check preferred stock, which allows our Board of Directors to issue preferred stock at any time with rights and designations set forth by our Board of Directors. Section 382 of the Code generally excludes preferred stock when calculating ownership percentages as they relate to our NOLs if the preferred stock satisfies all of the following criteria: it is not entitled to vote, it is limited and preferred as to dividends and does not participate in corporate growth to any significant extent, it has redemption and liquidation rights which do not exceed the issue price of such stock (except for a reasonable redemption or liquidation premium), and it is not convertible into another class of stock. Our Board of Directors may authorize and issue preferred stock that does not meet these criteria, and such preferred stock would count towards determining ownership change under Section 382 of the Code. Therefore, the issuance of any preferred stock could increase the likelihood of a limitation of the use of our NOLs.

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

On July 24, 2003, at our Annual Meeting of Stockholders, our stockholders approved an amendment (the “Amendment”) to our Amended and Restated Certificate of Incorporation to restrict certain acquisitions of our securities in order to help assure the preservation of our NOLs. The Amendment generally restricts direct and indirect acquisitions of our equity securities if such acquisition will affect the percentage of the Company’s capital stock that is treated as owned by a “5% stockholder.” Additionally, on September 5, 2024, our Board of Directors approved an amendment to, our rights agreement dated February 7, 2008, which is designed to assist in limiting the number of 5% or more owners and thus reduce the risk of a possible “change of ownership” under Section 382 of the Code.

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

In connection with our general growth strategy of acquiring businesses and assets, we have and may be forced in the future to write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in us reporting losses. For example, during the year ended December 31, 2024, we recorded approximately $45 million of impairment of goodwill and indefinite-lived intangible assets, specifically the Rhino-Rack and MAXTRAX trademarks, in our Adventure reporting unit. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock.

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

We have outstanding an aggregate of 38,362,162 shares of our common stock as of March 3, 2025. This includes 7,073,821 shares of common stock that are beneficially owned by Mr. Kanders, our Chairman of the Board. The sale of a significant amount of shares at any given time, or the perception that such sales could occur, including sales of the shares beneficially owned by Mr. Kanders, could adversely affect the prevailing market price of our common stock.

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

As part of our overall risk management and assessment program, we design, implement, and maintain reasonable safeguards to minimize potential risks, including cybersecurity risks; reasonably address any identified gaps in existing safeguards; update existing safeguards as necessary; and monitor the effectiveness of our safeguards. We also regularly provide cybersecurity awareness training to our employees at all levels and departments across the Company. The Company believes that we have allocated adequate resources to address the cybersecurity threats that may reasonably affect us.

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

ITEM 2. PROPERTIES

Our corporate headquarters, as well as our primary research, evaluation and design studios, is located in a facility owned by the Company in Salt Lake City, Utah. In addition, as of December 31, 2024, the Company and its subsidiaries lease or own facilities throughout the U.S., Europe, Australia and New Zealand. In general, our properties are well maintained, considered adequate and being utilized for their intended purposes.

The following table identifies and provides certain information regarding our principal facilities:

Activity	Location	Owned/Leased

Corporate Headquarters:	Salt Lake City, Utah	Owned

Outdoor Segment

Black Diamond U.S. Distribution and Manufacturing Facility:	Salt Lake City, Utah	Leased

Black Diamond European Sales and Marketing Office:	Innsbruck, Austria	Leased

PIEPS Sales and Marketing Office:	Lebring, Austria	Leased

Black Diamond HQ Retail Store	Salt Lake City, Utah	Owned

Black Diamond Trolley Square Retail Store	Salt Lake City, Utah	Leased

Black Diamond Jackson Retail Store	Jackson, Wyoming	Leased

Black Diamond Boulder Retail Store	Boulder, Colorado	Leased

Black Diamond Seattle Retail Store	Seattle, Washington	Leased

Adventure Segment

Rhino-Rack Australia Headquarters:	Sydney, Australia	Leased

Rhino-Rack Australia Perth Distribution Facility:	Perth, Australia	Leased

Rhino-Rack U.S. Distribution Facility:	Denver, Colorado	Leased

Rhino-Rack N.Z. Distribution Facility:	Wellington, New Zealand	Leased

MAXTRAX and TRED Australia Headquarters:	Brisbane, Australia	Leased

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings

The Company is involved in various legal disputes and other legal proceedings that arise from time to time in the ordinary course of business. Based on currently available information, and except as disclosed herein, the Company does not believe that the existence of any of the legal disputes the Company or its subsidiaries is currently involved in will have a material adverse effect upon the Company’s consolidated financial condition, results of operations or cash flows. It is possible that, as additional information becomes available, the impact on the Company of an adverse determination could have a different effect. See also Item 1A. “Risk Factors”.

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

By letters dated October 12, 2023 and December 18, 2023, respectively, BDEL was notified by the CPSC that the agency staff had concluded that BDEL failed to timely meet its statutory reporting obligations under the Consumer Product Safety Act with respect to certain models of avalanche transmitters distributed by BDEL switching unexpectedly out of “send” mode and certain models of avalanche transmitters distributed by BDEL not switching from “send” mode into “search” mode, that BDEL made a material misrepresentation in a report to the CPSC, and that the agency staff intends to recommend that the CPSC impose civil monetary penalties of $16,135,000 and $9,000,000, respectively, for the two matters described above.

On November 20, 2023 and February 8, 2024, respectively, BDEL submitted a comprehensive response disputing the CPSC’s findings and conclusions in the October 12, 2023 and December 18, 2023 letters, including the amount of any potential penalties. The CPSC ultimately disagreed with our position and the agency voted to refer the matter to the U.S. Department of Justice for further proceedings. The Company and BDEL intend to strongly contest and vigorously defend against any claims which may be asserted against them.

John C. Walbrecht, the former President of BDEL and the Company, received a letter from the CPSC dated June 25, 2024, alleging that in his personal capacity he knowingly violated the Consumer Product Safety Act by failing to timely report the occurrence resulting in beacons switching unexpectedly out of “send” mode. The staff of the CPSC recommended a $5,000,000 fine against Mr. Walbrecht personally. Pursuant to the Company’s by-laws, the Company has agreed to indemnify Mr. Walbrecht and pay his legal fees, and he has provided an undertaking to the Company that the Company will be entitled to recover those expenses if it is ultimately determined that he was not entitled to indemnification. On August 26, 2024, Mr. Walbrecht’s independent counsel responded to the CPSC, denying the allegations of its June 25 letter and rejecting its demand for a penalty.

On January 23, 2025, the Company and BDEL were each served with grand jury subpoenas from the U.S. Attorney’s Office for the District of Utah requiring the production of documents relating to avalanche transmitters distributed by BDEL. The Company and BDEL intend to cooperate with this investigation.

Based on currently available information, the Company believes an unfavorable outcome with the CPSC is probable, however, we cannot reasonably estimate on what terms this matter will be resolved. During the year ended December 31, 2024, the Company recorded a liability of $2,500,000 representing the low end of the range of our estimated exposure. The Company does not have a better estimate of the loss; therefore the low-end of the range was recorded as an accrued liability during the first quarter of 2024 and a corresponding expense is included in legal costs and regulatory matter expenses in the consolidated statements of comprehensive loss. Any penalties imposed by the CPSC or other regulators, could be costly to us and could damage our business and reputation as well as have a material adverse effect on the Company’s liquidity, stock price, consolidated financial position, results of operations and/or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed for trading on NASDAQ Global Select Market under the trading symbol “CLAR”.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock to the cumulative total return of the NASDAQ Global Select Market Composite and the Russell 2000 Index for the period commencing on December 31, 2019 and ending on December 31, 2024 (the “Measuring Period”). The graph assumes that the value of the investment in our common stock and the indexes was $100 on December 31, 2019. The yearly change in cumulative total return is measured by dividing (1) the sum of (i) the cumulative amount of dividends for the Measuring Period, assuming dividend reinvestment, and (ii) the change in share price between the beginning and end of the Measuring Period, by (2) the share price at the beginning of the Measuring Period.

Historical stock price performance should not be relied on as indicative of future stock price performance.

Total Return Analysis

	2019	2020	2021	2022	2023	2024
Clarus Corporation	$100.00	$114.31	$206.49	$59.15	$52.81	$35.28
The Russell 2000 Index	$100.00	$118.36	$134.57	$105.56	$121.49	$133.66
NASDAQ Global Select Market	$100.00	$143.04	$176.11	$118.67	$172.13	$222.62

Stockholders

On March 3, 2025, the last reported sales price for our common stock was $4.44 per share. As of March 3, 2025, there were 63 holders of record of our common stock.

Dividends

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a Quarterly Cash Dividend program of $0.025 per share of the Company’s common stock or $0.10 per share on an annualized basis. In 2024, 2023 and 2022, our total Quarterly Cash Dividends were $3,831,000, $3,750,000, and $3,721,000 respectively.

On March 5, 2025, the Company announced that its Board of Directors approved the payment on March 26, 2025 of the Quarterly Cash Dividend to the record holders of shares of the Company’s common stock as of the close of business on March 17, 2025.

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

Recent Sales of Unregistered Securities

None.

Recent Purchases of our Registered Equity Securities

On August 1, 2022, the Company announced that its Board of Directors had terminated its $30,000,000 share repurchase program, which still had $10,793,587 available. The program was replaced with a new stock repurchase program that allows the repurchase of up to $50,000,000 of the Company’s outstanding common stock, which still had $42,829,217 available as of December 31, 2024. No repurchases of shares of the Company’s common stock occurred during the three months ended December 31, 2024.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity plans as of December 31, 2024:

Plan Category	(A) Number of securities to be issued upon exercise of outstanding, warrants and rights	(B) Weighted-average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders (1)	4,231,747	$15.55	10,186,530

Total	4,231,747	$15.55	10,186,530

(1)	Consists of stock options and restricted stock awards issued and issuable under the 2005 Stock Incentive Plan and the 2015 Stock Incentive Plan. There are a total of 1,100,000 restricted stock awards included in column (A) that do not have an exercise price. Excluding these restricted stock awards, the weighted average exercise price of outstanding options, warrants and rights is $10.18.

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

Forward-Looking Statements

Please note that in this Annual Report on Form 10-K Clarus Corporation (which may be referred to herein as the “Company,” “Clarus,” “we,” “our” or “us”) may use words such as “appears,” “anticipates,” “believes,” “plans,” “expects,” “intends,” “future,” and similar expressions which constitute forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are made based on our expectations and beliefs concerning future events impacting the Company and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

Potential risks and uncertainties that could cause the actual results of operations or financial condition of the Company to differ materially from those expressed or implied by forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, the overall level of consumer demand on our products; general economic conditions and other factors affecting consumer confidence, preferences, and behavior; the potential impact of the uncertain macroeconomic environment on our financial results, including, but not limited to, the effects of sustained global inflationary pressures and interest rates, potential economic slowdowns or recessions, trade restrictions and regulatory changes, and global supply chain disruptions; the effect of inflation on our business, including any future pricing actions taken in an effort to mitigate the effects of inflation and potential impacts on our revenue, operating margins and net income; disruption and volatility in the global currency, capital and credit markets; the financial strength of retail economies and the Company’s customers; the Company’s ability to implement its business strategy; the ability of the Company to execute and integrate acquisitions; the Company’s exposure to product liability or product warranty claims and other loss contingencies, including, without limitation, recalls and liability claims relating to certain avalanche beacon transceivers distributed by BDEL; disruptions and other impacts to the Company’s business, as a result of an outbreak of disease or similar public health threat, and government actions and restrictive measures implemented in response; stability of the Company’s manufacturing facilities and suppliers, as well as consumer demand for our products, in light of disease epidemics and health-related concerns; the impact that global climate change trends may have on the Company and its suppliers and customers, increased focus on sustainability issues as a result of global climate change; regulatory or market responses to global climate change; the Company’s ability to protect patents, trademarks and other intellectual property rights; any breaches of, or interruptions in, our information systems; the ability of our information technology systems or information security systems to operate effectively, including as a result of security breaches, viruses, hackers, malware, natural disasters, vendor business interruptions or other causes; our ability to properly maintain, protect, repair or upgrade our information technology systems or information security systems, or problems with our transitioning to upgraded or replacement systems; the impact of adverse publicity about the Company and/or its brands and products, including without limitation, through social media or in connection with brand damaging events and/or public perception; the potential impact of the Consumer Products Safety Commission’s and the U.S. Department of Justice’s investigations related to BDEL’s reporting obligations under the Consumer Product Safety Act in connection with BDEL’s recall of certain models of its avalanche transceivers on our business, results of operations, and financial condition; fluctuations in the price, availability and quality of raw materials and contracted products as well as foreign currency fluctuations; ongoing disruptions and delays in the shipping and transportation of our products due to port congestion, container ship availability and/or other logistical challenges; the impact of political unrest, natural disasters or other crises, terrorist acts, acts of war and/or military operations; our ability to utilize our net operating loss carryforwards; changes in tax laws and liabilities, tariffs, legal, regulatory, political and economic risks; the Company’s ability to maintain a quarterly dividend; our ability to obtain additional capital and funding on acceptable terms to meet our financial obligations as well as to support our business operations and growth strategy; and any material differences in the actual financial results of the Company’s past and future acquisitions, including the impact of acquisitions and any recognition of impairment or other charges relating to any such acquisitions on the Company’s future earnings per share. More information on potential factors that could affect the Company’s financial results can be found under Item 1A. Risk Factors of this Annual Report on Form 10-K. All forward-looking statements included in this Annual Report on Form 10-K are based upon information available to the Company as of the date of this Annual Report on Form 10-K, and speak only as the date hereof. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K.

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

On August 21, 2017, the Company acquired Sierra Bullets, L.L.C. (“Sierra”). On October 2, 2020, the Company completed the acquisition of certain assets and liabilities constituting the Barnes business (“Barnes”). On July 1, 2021, the Company completed the acquisition of Australia-based Rhino-Rack Holdings Pty Ltd (“Rhino-Rack”). On December 1, 2021, the Company completed the acquisition of Australia-based MaxTrax Australia Pty Ltd (“MAXTRAX”). On October 9, 2023, the Company completed the acquisition of Australia-based TRED Outdoors Pty Ltd. (“TRED”). On December 5, 2024, the Company completed the acquisition of certain assets and liabilities constituting the RockyMounts business (“RockyMounts”).

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

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis. The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. In 2024, 2023 and 2022 our total Quarterly Cash Dividends were $3,831,000, $3,750,000, and $3,721,000, respectively. On March 5, 2025, the Company announced that its Board of Directors approved the payment on March 26, 2025 of the Quarterly Cash Dividend of $0.025 to the record holders of shares of the Company’s common stock as of the close of business on March 17, 2025.

Restructuring

Starting in 2023, the Company began incurring expenses to facilitate long-term sustainable growth through cost reduction actions, consisting of employee reductions, facility rationalization and contract termination costs. During the years ended December 31, 2024 and 2023, the Company incurred $1,948,000 and $3,223,000, respectively, of restructuring charges related to these actions. The Company has incurred $5,171,000 of cumulative restructuring charges since the commencement of our restructuring actions in 2023. The Company accrues for restructuring costs when they are probable and reasonably estimable. These costs include severance costs, exit costs, and other restructuring costs and are included in Restructuring charges in the consolidated statements of comprehensive loss. Severance costs primarily consist of severance benefits through payroll continuation, conditional separation costs and employer tax liabilities, while exit costs primarily consist of lease exit and contract termination costs. Other costs consist primarily of costs related to the discontinuance of certain product lines and are distinguishable and directly attributable to the Company’s restructuring initiative and not a result of external market factors associated with the ongoing business. We estimate that we will incur restructuring costs related to employee-related costs and facility exit costs during the year 2025; however, the Company cannot estimate the total amount expected to be incurred as cost reduction actions continue to be evaluated. The Company anticipates completing these restructuring activities in 2025.

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

We also test indefinite-lived intangible assets for impairment annually during the fourth quarter, as of December 31st of each year. Management may perform an interim indefinite-lived intangible asset impairment assessment whenever events or circumstances make it more likely than not that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell or dispose of the reporting unit. If the carrying value of the indefinite-lived asset is higher than its fair value, then the asset is deemed to be impaired and the impairment charge is estimated as the difference. The Company calculates the fair value of its indefinite-lived intangible assets using the income approach, specifically the relief-from-royalty method. The relief-from-royalty method is used to estimate the cost savings that accrue to the owner of an intangible asset who would otherwise have to pay royalties or license fees on revenues earned through the use of the asset. Internally forecasted revenues, which the Company believes reasonably approximate market participant assumptions, are multiplied by a royalty rate to arrive at the estimated net after tax cost savings. The royalty rate used in the analysis is based on an analysis of empirical, market-derived royalty rates for comparable intangible assets. The net after tax cost savings are discounted using the same weighted-average cost of capital discount rate developed for purposes of the Company’s quantitative goodwill impairment test. The key uncertainties in these calculations are the assumptions used in determining the revenue associated with each indefinite-lived intangible asset and the royalty rate. If we do not achieve the results reflected in the market assumptions and forecasted estimates, our indefinite-lived intangibles impairment evaluations could be adversely affected, and we may impair a portion or all of their carrying values, which would adversely affect our operating results in the period of impairment.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 of our consolidated financial statements.

Results of Operations (In Thousands)

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

The following presents a discussion of operations for the year ended December 31, 2024, compared with the year ended December 31, 2023:

	Year Ended December 31,
	December 31, 2024	December 31, 2023

Sales
Domestic sales	$105,745	$112,385
International sales	158,570	173,635
Total sales	264,315	286,020

Cost of goods sold	171,696	188,509
Gross profit	92,619	97,511

Operating expenses
Selling, general and administrative	111,948	114,603
Restructuring charges	1,948	3,223
Transaction costs	576	593
Contingent consideration benefit	(125)	(1,565)
Legal costs and regulatory matter expenses	3,842	1,764
Impairment of goodwill	36,264	-
Impairment of indefinite-lived intangible assets	8,545	-

Total operating expenses	162,998	118,618

Operating loss	(70,379)	(21,107)

Other income (expense)
Interest income, net	1,467	67
Other, net	(1,673)	961

Total other (expense) income, net	(206)	1,028

Loss before income tax	(70,585)	(20,079)
Income tax expense (benefit)	17,852	(4,291)
Loss from continuing operations	(88,437)	(15,788)

Discontinued operations, net of tax	36,150	5,642

Net loss	$(52,287)	$(10,146)

Sales

Total sales decreased $21,705, or 7.6%, to $264,315 during the year ended December 31, 2024, compared to total sales of $286,020 during the year ended December 31, 2023. The decrease in sales was attributable to a decrease in sales at the Outdoor and Adventure segments of $20,485 and $1,220, respectively.

Sales in the Adventure segment were reduced by $524 due to foreign exchange impact, compared to the prior period. Sales in the Outdoor segment increased by $235 due to foreign exchange impact, compared to the prior period.

Sales in the Outdoor segment decreased due to weakness in our European, independent global distributor (“IGD”), and North American markets, combined with the effects from our product simplification and SKU rationalization strategy. Sales in the Adventure segment decreased due to lower demand from original equipment manufacturer (“OEM”) and wholesale customers both in Australia and North America, partially offset by a $3,019 increase from the TRED Outdoors acquisition.

Domestic sales decreased $6,640, or 5.9%, to $105,745 during the year ended December 31, 2024, compared to domestic sales of $112,385 during the year ended December 31, 2023. The decrease in sales was attributable to a decrease in sales at the Outdoor segment of $7,829, partially offset by an increase in sales at the Adventure segment of $1,189.

International sales decreased $15,065, or 8.7%, to $158,570 during the year ended December 31, 2024, compared to international sales of $173,635 during the year ended December 31, 2023. The decrease in sales was attributable to a decrease in sales at the Outdoor and Adventure segments of $12,656 and $2,409, respectively.

Cost of Goods Sold

Cost of goods sold decreased $16,813, or 8.9%, to $171,696 during the year ended December 31, 2024, compared to cost of goods sold of $188,509 during the year ended December 31, 2023.

Gross Profit

Gross profit decreased $4,892, or 5.0%, to $92,619 during the year ended December 31, 2024, compared to gross profit of $97,511 during the year ended December 31, 2023. Gross margin was 35.0% during the year ended December 31, 2024, compared to a gross margin of 34.1% during the year ended December 31, 2023. Gross margin during the year ended December 31, 2024, increased compared to the prior year due to favorable channel mix as a result of lower OEM sales at the Adventure segment and favorable product mix due to the simplification and SKU rationalization strategy at the Outdoor segment. These increases were partially offset by an increase in inventory reserve expenses at the Adventure segment.

Selling, General and Administrative

Selling, general, and administrative expenses decreased $2,655, or 2.3%, to $111,948 during the year ended December 31, 2024, compared to selling, general and administrative expenses of $114,603 during the year ended December 31, 2023. Selling, general and administrative expenses at the Outdoor segment decreased by $7,176 primarily as a result of lower retail expenses due to store closures and other expense reduction initiatives to manage costs. Selling, general and administrative expenses at the Adventure segment increased by $3,806 primarily as a result of investments in global marketing, e-commerce initiatives, and organizational leadership to accelerate growth, as well as the full year impact of the TRED Outdoors acquisition. These increases at the Adventure segment were partially offset by lower intangible amortization expense.

Restructuring Charges

Restructuring charges decreased to $1,948 during the year ended December 31, 2024, compared to restructuring charges of $3,223 during the year ended December 31, 2023. The restructuring charges incurred during the year ended December 31, 2024 relate to benefits provided to employees who were terminated due to the Company’s reduction-in-force as part of its continued realignment of resources within the organization of $1,824 and lease exit and contract termination costs of $124.

Transaction Costs

Transaction expense decreased to $576 during the year ended December 31, 2024, compared to transaction costs of $593 during the year ended December 31, 2023. The 2024 transaction costs primarily related to the RockyMounts and TRED Outdoor acquisitions and other expenses related to the Company’s various acquisition efforts.

Contingent Consideration Benefit

Contingent consideration benefit decreased to $125 during the year ended December 31, 2024, compared to a contingent consideration benefit of $1,565 during the year ended December 31, 2023, which consisted of changes in the estimated fair value of contingent consideration liabilities associated with our acquisitions of MAXTRAX in 2021 and TRED in 2023.

Legal Costs and Regulatory Matter Expenses

Legal costs and regulatory matter expenses increased to $3,842 during the year ended December 31, 2024, compared to legal costs and regulatory matter expenses of $1,764 during the year ended December 31, 2023. The increase in legal costs and regulatory matter expenses recognized during year ended December 31, 2024 reflects the Company’s accrued liability for the outstanding regulatory matter with the U.S. Consumer Product Safety Commission (“CPSC”) and increased expenses related to the Company’s specific legal matters. See Note 16 to our consolidated financial statements for financial information regarding specific legal matters.

Impairment of Goodwill

Impairment of goodwill increased to $36,264 during the year ended December 31, 2024, compared to impairment of goodwill of $0 during the year ended December 31, 2023. Based on the results of the Company’s annual impairment analysis completed as of December 31, 2024, the Company determined that goodwill at the Adventure reporting unit was impaired and recognized a charge of $36,264.

Impairment of Indefinite-Lived Intangible Assets

Impairment of indefinite-lived intangible assets increased to $8,545 during the year ended December 31, 2024, compared to impairment of indefinite-lived intangible assets of $0 during the year ended December 31, 2023. Based on the results of the Company’s impairment analysis completed as of December 31, 2024, the Company determined that certain indefinite-lived intangible assets, specifically the Rhino-Rack and MAXTRAX trademarks, were impaired and recognized charges of $3,480 and $5,065, respectively, during the year ended December 31, 2024.

Interest Income, net

Interest income, net increased to $1,467 during the year ended December 31, 2024, compared to interest income, net of $67 during the year ended December 31, 2023. The increase in interest income recognized during the year ended December 31, 2024, was due to interest income on higher cash balances.

Other, net

Other, net changed by $2,634, or 274.1%, to ($1,673) during the year ended December 31, 2024, compared to other, net of $961 during the year ended December 31, 2023. The change in other, net was primarily attributable to an increase in remeasurement losses recognized on the Company’s foreign denominated accounts receivable and accounts payable. The change was partially offset by increases in gains in mark-to-market adjustments on non-hedged foreign currency contracts during the year ended December 31, 2024.

Income Taxes

Income tax expense (benefit) changed by $22,143, or 516.0%, to an income tax expense of $17,852 during the year ended December 31, 2024, compared to an income tax benefit of $4,291 during the same period in 2023. Our effective income tax rate was an expense of 25.3% for the year ended December 31, 2024, and differed compared to the statutory tax rates primarily due to the impact of recording a valuation allowance on deferred tax assets and the impairment of goodwill and indefinite-lived intangible assets, all of which are non-deductible for tax purposes. Our effective income tax rate was a benefit of 21.4% for the year ended December 31, 2023, and differed compared to the statutory tax rates due to the impact of officer compensation limitations, partially offset by the impact of tax credits, and permanent book to tax differences related to incentive stock options.

Discontinued Operations

Net income from discontinued operations changed by $30,508, to $36,150 during the year ended December 31, 2024, compared to net income from discontinued operations of $5,642 during the year ended December 31, 2023. The change in net income from discontinued operations was primarily attributable to the pre-tax gain on the sale of the Precision Sport segment of $40,585.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

The following presents the Company’s results of operations for the year ended December 31, 2023, compared with the year ended December 31, 2022:

	Year Ended December 31,
	2023	2022

Sales
Domestic sales	$112,385	$132,818
International sales	173,635	182,433
Total sales	286,020	315,251

Cost of goods sold	188,509	205,298
Gross profit	97,511	109,953

Operating expenses
Selling, general and administrative	114,603	120,814
Restructuring charges	3,223	-
Transaction costs	593	2,818
Contingent consideration (benefit) expense	(1,565)	493
Legal costs and regulatory matter expenses	1,764	-
Impairment of goodwill	-	52,071
Impairment of indefinite-lived intangible assets	-	40,240

Total operating expenses	118,618	216,436

Operating loss	(21,107)	(106,483)

Other income (expense)
Interest income, net	67	-
Other, net	961	(1,035)

Total other income (expense), net	1,028	(1,035)

Loss before income tax	(20,079)	(107,518)
Income tax benefit	(4,291)	(14,716)
Loss from continuing operations	(15,788)	(92,802)

Discontinued operations, net of tax	5,642	23,022

Net loss	$(10,146)	$(69,780)

For a discussion of our results of operations for the year ended December 31, 2023, compared to the year ended December 31, 2022, please see Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 7, 2024.

Liquidity and Capital Resources (In Thousands)

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

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

At December 31, 2024, we had total cash of $45,359, compared to cash of $11,324 at December 31, 2023. At December 31, 2024, the Company had $6,477 of the $45,359 in cash held by foreign entities, of which $4,665 is considered permanently reinvested.

The following presents a discussion of cash flows for the year ended December 31, 2024 compared with the year ended December 31, 2023, inclusive of continuing and discontinued operations.

	Year Ended December 31,
	2024	2023

Net cash (used in) provided by operating activities	$(7,300)	$31,924
Net cash provided by (used in) investing activities	165,160	(11,416)
Net cash used in financing activities	(123,239)	(20,255)
Effect of foreign exchange rates on cash	(586)	(990)
Change in cash	34,035	(737)
Cash, beginning of year	11,324	12,061
Cash, end of period	$45,359	$11,324

Net Cash From Operating Activities

Net cash used in operating activities was $7,300 during the year ended December 31, 2024, compared to net cash provided by operating activities of $31,924 during the year ended December 31, 2023. The change in net cash (used in) provided by operating activities during 2024 is primarily due to the gain on sale of $40,585 related to the disposition of the Precision Sport segment, an increase in net loss of $42,141, and an increase in cash outflows related to working capital of $19,202, compared to the same period in 2023. These were partially offset by an increase in impairment of goodwill and indefinite-lived intangible assets at the Adventure segment of $44,809, as well as an increase in deferred income taxes of $22,530 during the year ended December 31, 2024, compared to the same period in 2023.

Free cash flow, defined as net cash (used in) provided by operating activities less capital expenditures, of ($14,039) was used during the year ended December 31, 2024 compared to $26,207 generated during the same period in 2023. The Company believes that the non-GAAP measure, free cash flow, provides an understanding of the capital required by the Company to expand its asset base. A reconciliation of free cash flows to comparable GAAP financial measures is set forth below, inclusive of continuing and discontinued operations:

	Year Ended December 31,
	2024	2023

Net cash (used in) provided by operating activities	$(7,300)	$31,924
Purchase of property and equipment	(6,739)	(5,717)
Free cash flow	$(14,039)	$26,207

Net Cash From Investing Activities

Net cash provided by investing activities was $165,160 during the year ended December 31, 2024 compared to net cash used in investing activities of $11,416 during the year ended December 31, 2023. The change in net cash provided by (used in) investing activities during the year ended December 31, 2024, is primarily due to the cash received related to the disposition of the Precision Sport segment, compared to the same period in 2023.

Net Cash From Financing Activities

Net cash used in financing activities was $123,239 during the year ended December 31, 2024, compared to net cash used in financing activities of $20,255 during the year ended December 31, 2023. The increase in cash used during the year ended December 31, 2024, compared to the same period in 2023 was primarily due to the settlement of all outstanding borrowings on our revolving credit facility and term debt under the Restated Credit Agreement.

Net Operating Loss

As of December 31, 2024, the Company had net operating loss carryforwards (“NOLs”) and research and experimentation credit for U.S. federal income tax purposes of $0 and $5,439, respectively.

As of December 31, 2024, the Company’s gross deferred tax asset was $35,658. The Company has recorded a valuation allowance of $23,344, resulting in a net deferred tax asset of $12,314, before deferred tax liabilities of $24,488. The Company has provided a full valuation allowance against all of the net U.S. deferred tax assets as of December 31, 2024, because the ultimate realization of those assets does not meet the more-likely-than-not criteria. The majority of the Company’s deferred tax assets consist of research and experimentation credits and capitalized costs for federal tax purposes. These deferred tax assets are expected to reverse into NOL carryforwards that can be used to offset taxable income and reduce income taxes payable in future periods. If a change in control were to occur, these future NOLs could be limited under Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended.

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

Interest Rate Risks

Our primary exposure to market risk is interest rate risk associated with credit facilities since the interest is indexed to market rates. On February 29, 2024, upon the closing of the disposition of the Precision Sport segment, the Company terminated and settled all outstanding borrowings on our revolving credit facility and term debt under the Restated Credit Agreement. The applicable interest rate for the outstanding borrowings under our credit facility as of December 31, 2023 ranged between approximately 7.7% and 9.8%. The amount outstanding as of December 31, 2023 was $119,750,000.

Foreign Currency Risks

Our consolidated financial statements are denominated in, and our principal currency is, the U.S. dollar. We transact business predominantly in U.S. dollars, Australian dollars, Euros (EUR), and Canadian dollars ($CAD). Given the current geopolitical environment and other economic uncertainties worldwide, changes in these and other currencies in relation to the U.S. dollar will affect our sales and profitability and could result in foreign exchange losses. For the year ending December 31, 2024, approximately 54% of our sales from continuing operations were denominated in foreign currencies (compared to 54% of our sales from continuing operations in the prior year), the most significant of which were the Australian Dollar, Euro, Canadian Dollar, Norwegian Kroner, and Swiss Franc. Our Australian Dollar denominated expenses associated with our Australian operations (which include business operations and distribution facilities) provide a natural hedge for Australian Dollar denominated revenues, however, a significant amount of our finished good inventory purchases are denominated in U.S. dollars.

The Company’s primary exchange rate risk management objective is to attempt to mitigate the uncertainty of anticipated cash flows attributable to changes in foreign currency exchange rates. The Company primarily focuses on mitigating changes in cash flows resulting from sales denominated in currencies other than the U.S. dollar. The Company manages this risk primarily by using currency forward and option contracts. As of December 31, 2024 and 2023, we had entered into foreign currency forward contracts for Euros and Canadian dollars, which qualified as cash flow hedges. As of December 31, 2024 and 2023, the aggregate notional amounts of Euro contracts were EUR 6,711,000 and EUR 20,612,000, respectively, and the aggregate notional amounts of Canadian dollar contracts were $CAD 1,379,000 and $CAD 7,925,000, respectively. A hypothetical 10% change in foreign currency rates would not have a material effect on foreign currency gains and losses related to the foreign currency derivatives or the net fair value of the Company’s foreign currency derivatives. Gains or losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying hedged transaction. These offsetting gains and losses are not reflected above. See Note 9 to our consolidated financial statements for additional discussion of our foreign currency contracts.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CLARUS CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Clarus Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Clarus Corporation and subsidiaries (the "Company") as of December 31, 2024 and December 31, 2023, the related consolidated statements of comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill and Intangible Assets — Adventure reporting unit and Rhino-Rack and MAXTRAX trademarks— Refer to Notes 1 and 6 to the financial statements

Critical Audit Matter Description

The Company's evaluation of goodwill and indefinite-lived intangible assets for impairment involves the comparison of the estimated fair value of a reporting unit or indefinite-lived intangible asset to its carrying value. The Company estimates the reporting unit’s fair value using a combination of the income approach, which uses projected discounted cash flows, and the market approach, which uses earnings before interest, taxes, depreciation, and amortization (EBITDA) market multiples of comparable publicly traded companies. The determination of the fair value using the income approach requires management to make estimates and assumptions related to revenue and cash flow projections and discount rates. The determination of the fair value using the market approach also requires management to make estimates and assumptions related to revenue and cash flow projections used to determine EBITDA as well as the market multiples of comparable publicly traded companies. The Company estimates the fair value of its indefinite-lived intangible assets using the relief-from-royalty method. The relief-from-royalty method requires management to make estimates and assumptions related to revenue projections, discount rates, and royalty rates. During the year ended December 31, 2024, the Company recognized a goodwill impairment in its Adventure reporting unit of $36,264,000 and $8,545,000 related to the Rhino-Rack and MAXTRAX indefinite-lived trademark in its Adventure reporting unit.

We identified the valuation of the Adventure reporting unit and Rhino-Rack and MAXTRAX trademarks within indefinite-lived intangibles as a critical audit matter because of the estimates and assumptions management made to determine their estimated fair values. The audit of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our internal fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to revenue and cash flow projections, the selection of EBITDA multiples, and discount and royalty rates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the revenue and cash flow projections (“projections”), and the selection of EBITDA multiples, discount and royalty rates for the valuation of the Adventure reporting unit and Rhino-Rack and MAXTRAX trademarks included the following, among others:

●	We tested the effectiveness of internal controls over the goodwill and indefinite-lived intangible assets impairment analysis, including those over revenue and cash flow projections, and the selection of EBITDA multiples, discount rate, and royalty rates.
●	We evaluated the reasonableness of management’s projections by comparing the projections to:
–	Historical revenues and cash flows.
–	Internal communications to management and the Board of Directors.
–	Projected information included in industry reports and certain of its peer companies.
●	With the assistance of our internal fair value specialists, we evaluated the reasonableness of the valuation methodologies, EBITDA multiples, discount rates, and royalty rates by:
–	Testing the source information underlying the determination of the discount and royalty rates and the mathematical accuracy of the calculations.
–	Developing a range of independent estimates and comparing those estimates to the discount rate selected by management.
–

Evaluating EBITDA multiples, including testing the underlying source information and mathematical accuracy of the calculations, and comparing the multiples selected by management to its comparable publicly traded companies.

/s/ Deloitte & Touche LLP

Salt Lake City, Utah

March 6, 2025

We have served as the Company’s auditor since 2018.

CLARUS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2024	2023

Assets
Current assets
Cash	$45,359	$11,324
Accounts receivable, net	43,678	53,971
Inventories	82,278	91,409
Prepaid and other current assets	5,555	4,865
Income tax receivable	910	892
Assets held for sale	-	137,284
Total current assets	177,780	299,745

Property and equipment, net	17,606	16,587
Other intangible assets, net	31,516	41,466
Indefinite-lived intangible assets	46,750	58,527
Goodwill	3,804	39,320
Deferred income taxes	36	22,869
Other long-term assets	16,602	16,824
Total assets	$294,094	$495,338

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$11,873	$20,015
Accrued liabilities	22,276	24,580
Income tax payable	-	805
Current portion of long-term debt	1,888	119,790
Liabilities held for sale	-	5,744
Total current liabilities	36,037	170,934

Deferred income taxes	12,210	18,124
Other long-term liabilities	12,754	14,160
Total liabilities	61,001	203,218

Stockholders’ Equity
Preferred stock, $0.0001 par value per share; 5,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value per share; 100,000 shares authorized; 43,004 and 42,761 issued and 38,362 and 38,149 outstanding, respectively	4	4
Additional paid in capital	697,592	691,198
Accumulated deficit	(406,857)	(350,739)
Treasury stock, at cost	(33,114)	(32,929)
Accumulated other comprehensive loss	(24,532)	(15,414)
Total stockholders’ equity	233,093	292,120
Total liabilities and stockholders’ equity	$294,094	$495,338

See accompanying notes to consolidated financial statements.

CLARUS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022

Sales
Domestic sales	$105,745	$112,385	$132,818
International sales	158,570	173,635	182,433
Total sales	264,315	286,020	315,251

Cost of goods sold	171,696	188,509	205,298
Gross profit	92,619	97,511	109,953

Operating expenses
Selling, general and administrative	111,948	114,603	120,814
Restructuring charges	1,948	3,223	-
Transaction costs	576	593	2,818
Contingent consideration (benefit) expense	(125)	(1,565)	493
Legal costs and regulatory matter expenses	3,842	1,764	-
Impairment of goodwill	36,264	-	52,071
Impairment of indefinite-lived intangible assets	8,545	-	40,240

Total operating expenses	162,998	118,618	216,436

Operating loss	(70,379)	(21,107)	(106,483)

Other income (expense)
Interest income, net	1,467	67	-
Other, net	(1,673)	961	(1,035)

Total other (expense) income, net	(206)	1,028	(1,035)

Loss before income tax	(70,585)	(20,079)	(107,518)
Income tax expense (benefit)	17,852	(4,291)	(14,716)
Loss from continuing operations	(88,437)	(15,788)	(92,802)

Discontinued operations, net of tax	36,150	5,642	23,022

Net loss	(52,287)	(10,146)	(69,780)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(9,635)	2,405	(12,387)
Unrealized gain (loss) on hedging activities	517	(134)	(248)
Other comprehensive (loss) income	(9,118)	2,271	(12,635)
Comprehensive loss	$(61,405)	$(7,875)	$(82,415)

Loss from continuing operations per share:
Basic	$(2.31)	$(0.42)	$(2.49)
Diluted	(2.31)	(0.42)	(2.49)

Net loss per share:
Basic	$(1.37)	$(0.27)	$(1.88)
Diluted	(1.37)	(0.27)	(1.88)

Weighted average shares outstanding:
Basic	38,305	37,485	37,201
Diluted	38,305	37,485	37,201

See accompanying notes to consolidated financial statements.

CLARUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash Flows From Operating Activities:
Net loss	$(52,287)	$(10,146)	$(69,780)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of property and equipment	4,034	7,602	7,626
Amortization of other intangible assets	9,784	12,748	15,326
Impairment of goodwill	36,264	-	52,071
Impairment of indefinite-lived intangible assets	8,545	-	40,240
Gain on sale of business	(40,585)	-	-
Accretion of notes payable	10	-	-
Amortization of debt issuance costs	1,209	928	824
Loss (gain) on disposition of property and equipment	269	54	(81)
Noncash lease expense	3,155	3,741	3,081
Contingent consideration (benefit) expense	(125)	(1,565)	451
Stock-based compensation	5,829	5,292	11,361
Deferred income taxes	16,182	(6,348)	(9,523)
Changes in operating assets and liabilities, net of disposition:
Accounts receivable	10,844	6,078	(8,326)
Inventories	3,743	13,211	(19,487)
Prepaid and other assets	640	2,134	1,150
Accounts payable	(7,965)	(4,940)	1,371
Accrued liabilities	(6,075)	540	(5,037)
Income taxes	(771)	2,595	(6,657)
Net cash (used in) provided by operating activities	(7,300)	31,924	14,610

Cash Flows From Investing Activities:
Proceeds from the sale of business	175,674	-	-
Purchase of businesses, net of cash acquired	(3,840)	(5,648)	-
Proceeds from disposition of property and equipment	315	199	499
Purchase of intangible assets	(250)	(250)	-
Purchases of property and equipment	(6,739)	(5,717)	(8,250)
Net cash provided by (used in) investing activities	165,160	(11,416)	(7,751)

Cash Flows From Financing Activities:
Proceeds from revolving credit facilities	31,205	51,243	95,611
Repayments on revolving credit facilities	(41,580)	(59,835)	(96,064)
Repayments on term loans and other debt	(109,459)	(11,126)	(126,810)
Proceeds from issuance of term loans and other debt	46	-	125,000
Payment of debt issuance costs	-	-	(1,385)
Purchase of treasury stock	(185)	(222)	(8,267)
Proceeds from exercise of options	565	3,435	2,721
Cash dividends paid	(3,831)	(3,750)	(3,721)
Payment of contingent consideration	-	-	(943)
Net cash used in financing activities	(123,239)	(20,255)	(13,858)

Effect of foreign exchange rates on cash	(586)	(990)	(405)

Change in cash	34,035	(737)	(7,404)
Cash, beginning of year	11,324	12,061	19,465
Cash, end of period	$45,359	$11,324	$12,061

Supplemental Disclosure of Cash Flow Information:
Cash paid (received) for income taxes	$2,463	$(758)	$8,639
Cash paid for interest	$1,957	$10,398	$6,586
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Shares issued for business acquisitions	$-	$3,132	$2,261
Debt issued for business acquisition	$1,878	$-	$-
Contingent consideration for business acquisitions	$609	$121	$-
Property and equipment purchased with accounts payable	$167	$145	$541
Intangible assets purchased with accounts payable	$-	$250	$-
Lease liabilities arising from obtaining right-of-use assets	$2,530	$4,441	$1,405

See accompanying notes to consolidated financial statements.

CLARUS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except per share amounts)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Equity

Balance, December 31, 2021	41,105	$4	$662,996	$(263,342)	(4,011)	$(24,440)	$(5,050)	$370,168
Net loss	-	-	-	(69,780)	-	-	-	(69,780)
Other comprehensive loss	-	-	-	-	-	-	(12,635)	(12,635)
Cash dividends ($0.10 per share)	-	-	-	(3,721)	-	-	-	(3,721)
Purchase of treasury stock	-	-	-	-	(578)	(8,267)	-	(8,267)
Stock-based compensation expense	-	-	11,361	-	-	-	-	11,361
Proceeds from exercise of options	424	-	2,721	-	-	-	-	2,721
Shares issued for business acquisitions	108	-	2,261	-	-	-	-	2,261
Balance, December 31, 2022	41,637	$4	$679,339	$(336,843)	(4,589)	$(32,707)	$(17,685)	$292,108
Net loss	-	-	-	(10,146)	-	-	-	(10,146)
Other comprehensive income	-	-	-	-	-	-	2,271	2,271
Cash dividends ($0.10 per share)	-	-	-	(3,750)	-	-	-	(3,750)
Purchase of treasury stock	-	-	-	-	(23)	(222)	-	(222)
Stock-based compensation expense	-	-	5,292	-	-	-	-	5,292
Proceeds from exercise of options	695	-	3,435	-	-	-	-	3,435
Shares issued for business acquisitions	429	-	3,132	-	-	-	-	3,132
Balance, December 31, 2023	42,761	$4	$691,198	$(350,739)	(4,612)	$(32,929)	$(15,414)	$292,120
Net loss	-	-	-	(52,287)	-	-	-	(52,287)
Other comprehensive loss	-	-	-	-	-	-	(9,118)	(9,118)
Cash dividends ($0.10 per share)	-	-	-	(3,831)	-	-	-	(3,831)
Purchase of treasury stock	-	-	-	-	(30)	(185)	-	(185)
Stock-based compensation expense	-	-	5,829	-	-	-	-	5,829
Proceeds from exercise of options	243	-	565	-	-	-	-	565
Balance, December 31, 2024	43,004	$4	$697,592	$(406,857)	(4,642)	$(33,114)	$(24,532)	$233,093

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

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation. Specifically, legal costs associated with specific legal matters which were recorded in selling, general, and administrative expenses are now presented in legal costs and regulatory matter expenses in the consolidated statements of comprehensive loss. See Note 16 for discussion regarding legal matters.

Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Clarus Corporation and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Unless otherwise specified, disclosures in these consolidated financial statements reflect continuing operations only. The consolidated statements of cash flows are inclusive of continuing and discontinued operations for all periods presented. Certain prior period financial information, related to discontinued operations, have been reclassified and separately presented in the consolidated financial statements and accompanying notes to conform to the current period presentation. See Note 3 to our consolidated financial statements for further information.

Foreign Currency Transactions and Translation

The accounts of the Company’s international subsidiaries’ financial statements which have functional currencies other than the U.S. dollar are translated into U.S. dollars using the exchange rate at the balance sheet dates for assets and liabilities and average exchange rates for the periods for revenues, expenses, gains and losses. Foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in other comprehensive (loss) income in the consolidated statements of comprehensive loss.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2024 and 2023, the Company did not hold any amounts that were considered to be cash equivalents.

Accounts Receivable and Allowance for Credit Losses

The Company records its trade receivables at sales value. The trade receivables do not bear interest. The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information. The Company evaluates the collectability of its accounts receivable and determines the appropriate allowance for credit losses based on a combination of factors. A non-specific allowance for estimated credit losses is recorded based on historical experience of collectability. In addition, specific allowances are established for customer accounts as known collection problems occur due to insolvency, disputes or other collection issues. The amounts of these specific allowances are estimated by management based on the customer’s financial position, the age of the customer’s receivables and the reasons for any disputes. The allowance for credit losses is reduced by subsequent collections of the specific allowances or by any write-off of customer accounts that are deemed uncollectible. The allowance for credit losses was $1,271 and $1,412 at December 31, 2024 and 2023, respectively. There were no significant write-offs during the years ended December 31, 2024, 2023, and 2022.

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

Property and Equipment

Property and equipment is stated at historical cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives. The principal estimated useful lives are: buildings, 30 years; building improvements, 20 years; machinery and equipment, 3-10 years; computer hardware and software, 3-5 years; furniture and fixtures, 5 years. Leasehold improvements are amortized over the lesser of the estimated useful life of the improvement or the remaining life of the lease. Major replacements, which extend the useful lives of equipment, are capitalized and depreciated over the remaining useful life. Normal maintenance and repair items are expensed as incurred. Property and equipment are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable.

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

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Goodwill

Goodwill represents the excess of the purchase price over the fair market value of identifiable net assets of acquired companies. Goodwill is not amortized, but rather is tested for impairment at the reporting unit level annually as of December 31st of each year or more frequently if triggering events or changes in circumstances indicate impairment, such as a significant adverse change in business climate. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, or the Company elects to bypass the qualitative assessment, a quantitative impairment analysis is performed. We estimate the reporting unit’s fair value using a combination of the income approach based upon projected discounted cash flows of the reporting unit and the market approach based upon the market multiple of comparable publicly traded companies. If the fair value of the reporting unit is less than its carrying amount, an impairment loss is recognized for the excess carrying amount over the fair value computation. Based on the results of the Company’s annual impairment tests completed as of December 31, 2024 and December 31, 2022, the Company recognized a goodwill impairment in our Adventure reporting unit of $36,264 during the year ended December 31, 2024, and $52,071 during the year ended December 31, 2022, respectively. No impairment of goodwill was recorded during the year ended December 31, 2023.

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

The Company’s indefinite-lived intangible assets consists of certain tradenames and trademarks that provide Black Diamond Equipment, PIEPS, Rhino-Rack, and MAXTRAX with the exclusive and perpetual rights to manufacture and sell their respective products. Indefinite-lived intangible assets are not amortized; however, they are tested for impairment annually as of December 31st of each year or more frequently if events or changes in circumstances exist that may indicate impairment. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, through this qualitative assessment, the conclusion is made that it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount, or the Company elects to bypass the qualitative assessment, a quantitative impairment analysis is performed by comparing the indefinite-lived intangible asset’s book value to its estimated fair value. The fair value for indefinite-lived intangible assets is determined through an income approach using the relief-from-royalty method. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset. Based on the results of the Company’s annual impairment tests completed as of December 31, 2024, the Company recognized an impairment of indefinite-lived intangible assets in our Adventure reporting unit, specifically the Rhino-Rack and MAXTRAX trademarks, of $3,480 and $5,065, respectively, during the year ended December 31, 2024. No impairment of indefinite-lived intangible assets was recorded during the year ended December 31, 2023. Based on the results of the Company’s annual impairment tests completed as of December 31, 2022, the Company recognized an impairment of indefinite-lived intangible assets in our Adventure reporting unit, specifically the Rhino-Rack trademark, of $40,240 during the year ended December 31, 2022.

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

The Company’s contract terms or historical business practices can give rise to variable consideration such as prompt payment discounts. We estimate the expected prompt payment discounts based on an analysis of historical experience and record cash discounts as a reduction to revenue.

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

Sales commissions are expensed as incurred. These costs are recorded in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive loss. Taxes collected from customers and remitted to government authorities are reported on the net basis and are excluded from sales.

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

Selling, General and Administrative Expense

Selling, general and administrative expense includes personnel-related costs, including stock-based compensation, product development, selling, advertising, visual merchandise, depreciation and amortization, and other general operating expenses. Advertising costs are expensed in the period incurred. Total advertising expense for continuing operations were $6,046, $8,385, and $7,789 for the years ended December 31, 2024, 2023, and 2022, respectively.

Product Warranty

Some of the Company’s products carry warranty provisions for defects in quality and workmanship. Warranty repairs and replacements are recorded in cost of goods sold and a warranty liability is established at the time of sale to cover estimated costs based on the Company’s history of warranty repairs and replacements. For the years ended December 31, 2024, 2023, and 2022, the Company experienced warranty claims on its products related to continuing operations of $927, $1,007, and $1,221, respectively.

Research and Development

Research and development costs are charged to expense as incurred, and are included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive loss. Total research and development costs for continuing operations were $12,171, $12,740, and $13,029 for the years ended December 31, 2024, 2023, and 2022, respectively.

Transaction Costs

Transaction costs consists of expenses related to the Company’s various acquisition efforts, including those associated with acquiring Rhino-Rack, MAXTRAX, TRED, and RockyMounts.

Income Taxes

Income taxes are accounted for under the asset and liability method. Income taxes are based on amounts of taxes payable or refundable in the current year and on expected future tax consequences of events that are recognized in the financial statements in different periods than they are recognized in tax returns. As a result of timing of recognition and measurement differences between financial accounting standards and income tax laws, temporary differences arise between amounts of pre-tax financial statement income and taxable income and between reported amounts of assets and liabilities in the consolidated balance sheets and their respective tax bases. Deferred income tax assets and liabilities reported in the consolidated balance sheets reflect estimated future tax effects attributable to these temporary differences and to net operating loss and net capital loss carryforwards, based on enacted tax rates expected to be in effect for years in which the differences are expected to be settled or realized. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Realization of deferred tax assets is dependent on future taxable income in specific jurisdictions. Valuation allowances are used to reduce deferred tax assets to amounts considered more likely than not to be realized. U.S. deferred income taxes are not provided on undistributed income of foreign subsidiaries where such earnings are considered to be permanently invested. Unremitted taxes on undistributed foreign earnings are not material for the years ended December 31, 2024, 2023, and 2022.

The Company releases residual tax effects in accumulated other comprehensive loss through continuing operations as the underlying asset matures or expires.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense (benefit). Unrecognized tax benefits that reduce a net operating loss, similar tax loss or tax credit carryforward, are presented as a reduction to deferred income taxes. The Company recognizes interest expense and penalties related to uncertain tax positions in income tax expense (benefit).

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

During the years ended December 31, 2024 and 2022, Recreational Equipment, Inc. (“REI”) accounted for approximately 10% of the Company’s sales from continuing operations. These sales are included in the Outdoor segment. No other single customer contributed more than 10% of the Company’s sales from continuing operations during these periods. During the year ended December 31, 2023, no single customer contributed more than 10% of the Company’s sales from continuing operations. As of December 31, 2024, Roof Racks Galore accounted for approximately 11% of the Company’s accounts receivable. As of December 31, 2023, INEOS Automotive accounted for approximately 13% of the Company’s accounts receivable. No other single customer contributed more than 10% of the Company’s accounts receivable during these periods.

Fair Value Measurements

The carrying value of cash, accounts receivable, and accrued liabilities approximate their respective fair values due to the short-term nature and liquidity of these financial instruments. Derivative financial instruments are recorded at fair value based on current market pricing models. The Company estimates that, due to the variable interest rates reflecting current market rates, the fair value of its debt obligations approximate the carrying value at December 31, 2024.

Contingent Consideration Liabilities

Contingent consideration liabilities are required to be recognized at fair value as of the acquisition date. We estimate the fair value of these liabilities based on financial projections of the acquired company, such as sales-based milestones and estimated probabilities of achievement. Based on updated estimates and projections, the contingent consideration liabilities are adjusted at each reporting date to their estimated fair value. Changes in fair value subsequent to the acquisition date are reported in contingent consideration (benefit) expense in the accompanying consolidated statements of comprehensive loss. Variations in the fair value of contingent consideration liabilities may result from changes in discount periods or rates, changes in the timing and amount of sales estimates, and changes in probability assumptions with respect to the likelihood of achieving sales milestones.

Legal Costs and Regulatory Matter Expenses

Legal expenses related to the outstanding regulatory matter with the U.S. Consumer Product Safety Commission (“CPSC”) and/or the ongoing investigation by the U.S. Department of Justice, as well as legal expenses related to bringing the Company’s cases against HAP Trading and Caption Management to trial, are included in legal costs and regulatory matter expenses in the consolidated statements of comprehensive loss. All other legal expenses incurred in the ordinary course of business are included in selling, general, and administrative expenses in the consolidated statements of comprehensive loss. See Note 16 to our consolidated financial statements for additional information regarding specific legal matters.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Segment Information

We operate our business structure within two segments. These segments are defined based on the internal financial reporting used by our chief operating decision maker to allocate resources and assess performance. Corporate costs consist of corporate office expenses including compensation, benefits, non-cash stock compensation expense, transaction costs, and other administrative costs, as well as charges related to certain legal and regulatory matters, that are managed at a corporate level and are not included within segment results when evaluating performance or allocating resources.

Recent Accounting Pronouncements

Accounting Pronouncements adopted during 2024

During the year ended December 31, 2024, the Company adopted Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU was adopted on a retrospective basis. This ASU requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements and related disclosures. See Note 18 to our consolidated financial statements for additional information regarding segment reporting.

Accounting Pronouncements issued and not yet adopted

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires a public entity to disclose, in the notes to the financial statements, specified information about certain costs and expenses on an annual and interim basis. The guidance will require all entities to disclose the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. The guidance also requires disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, as well as disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. All entities are required to apply the guidance prospectively, with the option to apply it retrospectively. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the enhanced disclosure requirements, however it does not anticipate a material change to the consolidated financial statements.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

NOTE 2. ACQUISITIONS

RockyMounts

On December 5, 2024, Clarus and its wholly-owned subsidiary, Rhino-Rack USA LLC, entered into an Asset Purchase Agreement (the “RockyMounts Purchase Agreement”) with RockyMounts, Inc. (the “Seller”) and Robert C. Noyes, pursuant to which the Company agreed to (i) acquire certain assets and liabilities of the Seller constituting the RockyMounts business, including equipment, inventory, intellectual property (including exclusive use of the brand name ROCKYMOUNTS and the tradename ROCKY MOUNTS INC.), software, domain names and social media accounts, and (ii) assume certain liabilities related to the RockyMounts assets, including all liabilities and obligations of the Seller under the Assigned Contracts (as defined in the RockyMounts Purchase Agreement), arising or to be performed after the closing of the RockyMounts Purchase Agreement.

Pursuant to the RockyMounts Purchase Agreement, the purchase price to be paid for the RockyMounts assets is up to $8,000, which includes (i) $4,000 paid in cash at closing, subject to adjustment as set forth in the RockyMounts Purchase Agreement, (ii) the issuance of a promissory note by Rhino-Rack USA LLC in favor of the Seller in the original principal amount of $2,000, payable on the one-year anniversary of the closing of the RockyMounts Purchase Agreement, and (iii) the payment of additional contingent consideration of up to $2,000 in cash upon the satisfaction of certain net sales targets (the “RockyMounts Contingent Consideration”). The Company estimated the initial fair value of the RockyMounts Contingent Consideration to be $609 and recorded this liability within accrued liabilities. See Note 11 for discussion regarding the valuation of the RockyMounts Contingent Consideration as of December 31, 2024.

The acquisition was accounted for as a business combination. Acquisition-related costs for the RockyMounts Acquisition, which were included in transaction costs during the year ended December 31, 2024, were $333.

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

The Company acquired TRED for an aggregate purchase price of $AUD 10,741 (approximately $6,849), subject to a post-closing adjustment, comprised of $AUD 8,875 (approximately $5,659) cash, 179 shares of the Company’s common stock valued at $1,069, and additional consideration described below. The TRED Purchase Agreement provides for the payment of additional contingent consideration of up to $AUD 1,000 (approximately $638) in cash upon the satisfaction of certain net sales targets (the “TRED Contingent Consideration”). The Company estimated the initial fair value of the TRED Contingent Consideration to be $AUD 189 (approximately $121) and recorded this liability within accrued liabilities. See Note 11 for discussion regarding the valuation of the TRED Contingent Consideration as of December 31, 2024.

The acquisition was accounted for as a business combination. Acquisition-related costs for the TRED Acquisition, which were included in transaction costs during the year ended December 31, 2024 and 2023, were $62 and $456, respectively.

The Company believes the acquisitions of RockyMounts and TRED will provide the Company with a greater combined global revenue base, increased gross margins, profitability and free cash flows, and access to increased liquidity to further acquire and grow businesses.

The following table is a reconciliation to the fair value of the purchase consideration and how the purchase consideration is allocated to assets acquired and liabilities assumed which have been estimated at their fair values. The fair value estimates for the purchase price allocation for RockyMounts are based on the Company’s best estimates and assumptions as of the reporting date and are considered preliminary. The fair value measurements of identifiable assets and liabilities, and the resulting goodwill related to the RockyMounts Acquisition are subject to change and the final purchase price allocations could be different from the amounts presented below. We expect to finalize the valuations as soon as practicable, but not later than one year from the date of the acquisition. The fair value measurements for the acquisition of TRED have been completed. The excess of purchase consideration over the assets acquired and

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

liabilities assumed is recorded as goodwill. Goodwill for RockyMounts and TRED is included in the Adventure segment. The goodwill consists largely of the growth and profitability expected from these acquisitions.

	RockyMounts	TRED
	December 5, 2024	October 9, 2023
	Estimated Fair Value	Number of Shares	Estimated Fair Value

Cash paid	$3,840	-	$5,659

Seller Note	1,878	-	-

Issuance of shares of Clarus Corporation	-	179	1,069

Contingent consideration	609	-	121

Total purchase consideration	$6,327	179	$6,849

Assets acquired and liabilities assumed
Assets
Cash	$-		$11
Accounts receivable	160		1,000
Inventories	928		1,006
Prepaid and other current assets	85		11
Property and equipment	97		195
Other intangible assets	2,366		3,305
Goodwill	2,741		2,832
Total assets	6,377		8,360

Liabilities
Accounts payable and accrued liabilities	50		638
Deferred income taxes	-		873
Total liabilities	50		1,511

Net Book Value Acquired	$6,327		$6,849

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The estimated fair value of inventory was recorded at expected sales price less cost to sell plus a reasonable profit margin for selling efforts.

In connection with the acquisitions, the Company acquired exclusive rights to RockyMounts’ and TRED’s trademarks, customer relationships, product technologies, and tradenames. The amounts assigned to each class of intangible asset, other than goodwill acquired, and the related average useful lives are as follows:

	RockyMounts		TRED
		Average		Average
	Gross	Useful Life	Gross	Useful Life

Intangibles subject to amortization
Customer relationships	$1,138	3.0 years	$1,249	8.0 years
Product technologies	374	3.0 years	394	6.0 years
Tradenames	622	3.0 years	1,662	12.0 years
Non-compete agreements	232	5.0 years	-	N/A
	$2,366	3.2 years	$3,305	9.8 years

The full amount of goodwill of $2,741 at RockyMounts is expected to be deductible for tax purposes. The full amount of goodwill of $2,832 at TRED is expected to be non-deductible for tax purposes. No pre-existing relationships existed between the Company, RockyMounts, and TRED or their sellers prior to the acquisition. RockyMounts and TRED revenue and operating income are included in the Adventure segment. Total revenue and net income of RockyMounts from the date of acquisition to December 31, 2024, were not material to the Company’s consolidated financial statements. Total revenue and net income of TRED from the date of acquisition to December 31, 2023, were not material to the Company’s consolidated financial statements.

NOTE 3. DISCONTINUED OPERATIONS

On February 29, 2024, the Company and Everest/Sapphire Acquisition, LLC, its wholly-owned subsidiary, completed the sale to Bullseye Acquisitions, LLC, an affiliate of JDH Capital Company, of all of the equity associated with the Company’s Precision Sport segment, which is comprised of the Company’s subsidiaries Sierra and Barnes, pursuant to a Purchase and Sale Agreement dated as of December 29, 2023, by and among, Bullseye Acquisitions, LLC, Everest/Sapphire Acquisition, LLC and the Company (the “Precision Sport Purchase Agreement”). The Precision Sport segment engaged in the business of designing, developing, manufacturing, and marketing bullets and ammunition to the military, law enforcement, and commercial/consumer markets. Under the terms of the Precision Sport Purchase Agreement, the Buyer agreed to pay $175,000 in cash, which is subject to a customary working capital adjustment. The Company received $175,674 in cash under the terms of the Precision Sport Purchase Agreement, which included a preliminary working capital adjustment. As of December 31, 2024, the working capital adjustment had been finalized, with no changes from the preliminary working capital adjustment. The Company recognized a pre-tax gain on such sale of $40,585. The activities of the Precision Sport segment have been segregated and reported as discontinued operations for all periods presented.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The carrying amounts of the assets and liabilities of the Precision Sport segment were classified as held for sale in our consolidated balance sheets as of December 31, 2023. The asset and liability balances as of December 31, 2023, were classified as current as we anticipated the sale of these assets and liabilities within a one year period.  The carrying amounts were as follows:

December 31, 2023

Accounts receivable, net	$9,914
Inventories	44,208
Prepaid and other current assets	2,931
Total current assets held for sale	57,053

Property and equipment, net	24,075
Other intangible assets, net	4,926
Indefinite-lived intangible assets	24,500
Goodwill	26,715
Other long-term assets	15
Total assets held for sale	$137,284

Accounts payable	$2,441
Accrued liabilities	3,303
Total current liabilities held for sale	5,744

Total liabilities held for sale	$5,744

Summarized results of discontinued operations for the Precision Sport segment are as follows:

	Year Ended December 31,
	2024	2023	2022

Sales	$10,585	$89,950	$132,855
Cost of goods sold	(6,543)	(56,980)	(79,392)
Selling, general and administrative	(2,062)	(11,639)	(14,225)
Restructuring charges	(3)	(47)	-
Transaction costs	(3,440)	(2,162)	(149)
Interest expense, net	(2,455)	(11,437)	(7,895)
Other, net	(38)	(19)	(807)

(Loss) income from operations of discontinued operations	(3,956)	7,666	30,387
Gain on sale of discontinued operations	40,585	-	-

Income from discontinued operations before taxes	36,629	7,666	30,387
Income tax expense	479	2,024	7,365
Income from discontinued operations, net of tax	$36,150	$5,642	$23,022

In connection with the sale of the Precision Sport segment, all outstanding debt that was required to be repaid with the proceeds received from the sale pursuant to the terms of the Company’s credit facility and all associated interest expense has been allocated to discontinued operations in our consolidated financial statements for the years ended December 31, 2024, 2023, and 2022.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Summarized cash flow information for the Precision Sport segment discontinued operations are as follows:

	Year Ended December 31,
	2024	2023	2022

Depreciation of property and equipment	$-	$3,452	$3,238
Amortization of intangible assets	$-	$2,033	$2,769
Stock-based compensation	$5	$151	$163
Purchase of property and equipment	$886	$1,848	$3,100

NOTE 4. INVENTORIES

Inventories, as of December 31, 2024 and 2023, were as follows:

	December 31, 2024	December 31, 2023
Finished goods	$72,329	$78,887
Work-in-process	234	295
Raw materials and supplies	9,715	12,227
	$82,278	$91,409

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, net as of December 31, 2024 and 2023, were as follows:

	December 31, 2024	December 31, 2023

Land	$2,850	$2,850
Building and improvements	5,891	6,476
Furniture and fixtures	4,958	6,195
Computer hardware and software	8,380	8,092
Machinery and equipment	16,795	18,119
Construction in progress	3,412	1,224
	42,286	42,956
Less accumulated depreciation	(24,680)	(26,369)
	$17,606	$16,587

Depreciation expense for continuing operations was $4,034, $4,150, and $4,388 for the years ended December 31, 2024, 2023, and 2022, respectively.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in goodwill by segment:

	Outdoor	Adventure	Total

Goodwill	$29,507	$91,375	$120,882
Accumulated goodwill impairments	(29,507)	(52,071)	(81,578)

Balance at December 31, 2022	-	36,278	36,278

Increase due to acquisition of TRED	-	2,850	2,850
Impact of foreign currency exchange rates	-	192	192

Balance at December 31, 2023	$-	$39,320	$39,320

Decrease due to impairment	-	(36,264)	(36,264)
Increase due to acquisition of RockyMounts	-	2,741	2,741
Impact of foreign currency exchange rates	-	(1,993)	(1,993)

Balance at December 31, 2024	$-	$3,804	$3,804

Due to challenging market conditions and other factors affecting the demand for our Adventure reporting unit products, we experienced significant declining revenue and profitability in our Adventure reporting unit and a decline in stock price during the year ended December 31, 2024. Revenues continued to decline unexpectedly during the three months ended December 31, 2024, due to a lack of product demand in what is typically the highest selling season for the product in Australia. As a result, in the fourth quarter of 2024, we reduced our sales forecasts for 2025 and beyond in our Adventure reporting unit. As part of our annual impairment test as of December 31, 2024, we performed a quantitative assessment using income-based and market-based approaches. As a result of this assessment, the carrying value of our Adventure reporting unit exceeded the related estimated fair value, thus an impairment of goodwill of $36,264 was recorded.

Indefinite-Lived Intangible Assets

The following table summarizes the changes in indefinite-lived intangible assets:

Balance at December 31, 2023	$58,527

Decrease due to impairment	(8,545)
Impact of foreign currency exchange rates	(3,232)

Balance at December 31, 2024	$46,750

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

As part of our annual impairment test as of December 31, 2024, we performed a quantitative assessment using the relief-from-royalty method. As described above, we reduced our sales forecasts for 2025 and beyond in our Adventure reporting unit. As a result of this assessment, the carrying value of the Rhino-Rack and MAXTRAX trademarks recorded within our Adventure reporting unit exceeded their estimated related fair values, thus impairments of the Rhino-Rack and MAXTRAX trademarks of $3,480 and $5,065, respectively, were recorded.

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

Trademarks classified as indefinite-lived intangible assets by brand as of December 31, 2024 and 2023, were as follows:

	December 31, 2024	December 31, 2023
Black Diamond	$19,600	$19,600
PIEPS	2,899	3,080
Rhino-Rack	20,093	25,767
MAXTRAX	4,158	10,080
	$46,750	$58,527

Other Intangible Assets, net

The following table summarizes the changes in gross other intangible assets:

Gross balance at December 31, 2023	$82,103

Increase due to acquisitions	2,366
Write-off of fully amortized other intangible assets	(1,322)
Impact of foreign currency exchange rates	(5,187)

Gross balance at December 31, 2024	$77,960

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Other intangible assets, net of amortization as of December 31, 2024 and 2023, were as follows:

	December 31, 2024
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life
Intangibles subject to amortization
Customer relationships	$58,737	$(35,715)	$23,022	13.6 years
Product technologies	16,745	(10,528)	6,217	9.9 years
Tradenames	2,246	(197)	2,049	9.5 years
Non-compete agreements	232	(4)	228	5.0 years
	$77,960	$(46,444)	$31,516	12.7 years

	December 31, 2023
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life

Customer relationships	$61,215	$(30,478)	$30,737	13.8 years
Product technologies	18,003	(9,014)	8,989	10.0 years
Tradenames	1,938	(198)	1,740	11.4 years
Core technologies	947	(947)	-	10.0 years
	$82,103	$(40,637)	$41,466	12.9 years

Amortization expense for continuing operations for the years ended December 31, 2024, 2023, and 2022, was $9,784, $10,715, and $12,557, respectively. Future amortization expense for other intangible assets as of December 31, 2024 is as follows:

Years Ending December 31,	Amortization Expense
2025	$8,694
2026	6,807
2027	4,876
2028	3,277
2029	2,467
Thereafter	5,395
$31,516

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

NOTE 7. ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Accrued liabilities as of December 31, 2024 and 2023, were as follows:

	December 31, 2024	December 31, 2023

Accrued payroll and related items	$4,054	$3,964
Accrued bonus	1,866	2,047
Designated forward exchange contracts	-	221
Accrued warranty	2,212	1,648
Current lease liabilities	3,470	3,179
Accrued commissions	376	344
Contingent consideration liabilities	355	129
Accrued CPSC regulatory matter	2,500	-
Restructuring liabilities	541	1,246
Other	6,902	11,802
	$22,276	$24,580

Other long-term liabilities as of December 31, 2024 and 2023, were as follows:

	December 31, 2024	December 31, 2023

Long-term lease liability	$11,288	$13,030
Contingent consideration liability	254	-
Other	1,212	1,130
	$12,754	$14,160

NOTE 8. LONG-TERM DEBT, NET

Long-term debt as of December 31, 2024 and 2023, was as follows:

	December 31, 2024	December 31, 2023

Revolving credit facility (a)	$-	$10,375
Other debt (b)	1,888	40
Term loan (c)	-	109,375
	1,888	119,790
Less current portion	(1,888)	(119,790)
	$-	$-

(a)	On February 29, 2024, upon the closing of the disposition of the Precision Sport segment, the Company terminated and paid off amounts outstanding under the revolving credit facility, and pursuant to the Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto (the “Restated Credit Agreement”), in full. The Company paid interest monthly on any borrowings on the Restated Credit Agreement. As of December 31, 2023, the interest rates ranged between approximately 7.7% and 9.8%.
(b)	On December 5, 2024, pursuant to the RockyMounts Purchase Agreement, Clarus and its wholly-owned subsidiary, Rhino-Rack USA LLC, issued a promissory note in favor of RockyMounts, Inc. in the principal amount of $2,000, payable on December 5, 2025. Imputed interest is included within the principal amount and the fair value of the note was $1,878 on the date of issuance. As of December 31, 2024, the borrowing rate was 6.5%.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Foreign subsidiaries of the Company had term debt with financial institutions, which was repaid as of December 31, 2024. The foreign subsidiaries paid interest monthly on any borrowings on the credit facility as well as monthly payments on the term debt. As of December 31, 2023, the interest rate was approximately 3.2%. The credit facility was secured by certain assets of the foreign subsidiaries.

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

At December 31, 2024, the Company’s derivative contracts had remaining maturities of less than one year. The counterparties to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure of the Company’s credit risk to the counterparties is generally limited to the aggregate unrealized loss of all contracts with that counterparty. As of December 31, 2024, there was no such exposure to the counterparties. The Company’s exposure of counterparty credit risk is limited to the aggregate unrealized gain on all contracts, which was $600 as of December 31, 2024. The Company’s derivative counterparties have strong credit ratings and as a result, the Company does not require collateral to facilitate transactions.

The Company held the following contracts designated as hedged instruments as of December 31, 2024 and 2023:

December 31, 2024
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	$1,379	February 2025
Foreign exchange contracts - Euros	€ 6,711	August 2025

December 31, 2023
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	$7,925	February 2025
Foreign exchange contracts - Euros	€ 20,612	February 2025

For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive loss and reclassified to sales in the period the underlying hedged transaction is recognized in earnings. Gains of $573 and $393 were reclassified to sales during the years ended December 31, 2024 and 2023, respectively.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The following table presents the balance sheet classification and fair value of derivative instruments as of December 31, 2024 and 2023:

	Classification	December 31, 2024	December 31, 2023

Derivative instruments in asset positions:
Designated forward exchange contracts	Prepaid and other current assets	$600	$-

Derivative instruments in liability positions:
Designated forward exchange contracts	Accrued liabilities	$-	$221
Designated forward exchange contracts	Other long-term liabilities	$-	$35

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss (“AOCI”) primarily consists of foreign currency translation adjustments and changes in our forward foreign exchange contracts. The components of AOCI, net of tax, were as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2023	$(15,223)	$(191)	$(15,414)
Other comprehensive (loss) income before reclassifications	(9,635)	949	(8,686)
Amounts reclassified from other comprehensive (loss) income	-	(432)	(432)
Net current period other comprehensive loss	(9,635)	517	(9,118)
Balance as of December 31, 2024	$(24,858)	$326	$(24,532)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2022	$(17,628)	$(57)	$(17,685)
Other comprehensive income before reclassifications	2,405	169	2,574
Amounts reclassified from other comprehensive income	-	(303)	(303)
Net current period other comprehensive income (loss)	2,405	(134)	2,271
Balance as of December 31, 2023	$(15,223)	$(191)	$(15,414)

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The effects on net loss of amounts reclassified from unrealized gains (losses) on cash flow hedges for foreign exchange contracts and foreign currency translation adjustments for the years ended December 31, 2024 and 2023 were as follows:

	Gains reclassified from AOCI to the Consolidated Statements of Comprehensive Loss
Affected line item in the Consolidated	Twelve Months Ended
Statements of Comprehensive Loss	December 31, 2024	December 31, 2023
Foreign exchange contracts:
Sales	$573	$393
Less: Income tax expense	141	90
Amount reclassified, net of tax	$432	$303

Total reclassifications from AOCI	$432	$303

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

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Items Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis at December 31, 2024 and 2023 were as follows:

	December 31, 2024
	Level 1	Level 2	Level 3	Total

Assets
Designated forward exchange contracts	$-	$600	$-	$600
	$-	$600	$-	$600

Liabilities
Contingent consideration liabilities	$-	$-	$609	$609
	$-	$-	$609	$609

	December 31, 2023
	Level 1	Level 2	Level 3	Total

Assets
Designated forward exchange contracts	$-	$-	$-	$-
	$-	$-	$-	$-

Liabilities
Designated forward exchange contracts	$-	$256	$-	$256
Contingent consideration liabilities	$-	$-	$129	$129
	$-	$256	$129	$385

Derivative financial instruments are recorded at fair value based on current market pricing models.

The Company estimated the initial fair value of the contingent consideration liabilities primarily using the Monte-Carlo pricing model. Significant unobservable inputs used in the valuations of contingent consideration liabilities related to the acquisitions of RockyMounts and TRED included discount rates of 13.0% and 11.5%, respectively. Contingent consideration liabilities are subsequently remeasured at the estimated fair value at the end of each reporting period using financial projections of the acquired company, such as sales-based milestones and estimated probabilities of achievement, with the change in fair value recognized in contingent consideration (benefit) expense in the accompanying consolidated statements of comprehensive loss for such period. We measure the initial liability and remeasure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements.

The net sales threshold required for the payment of the MAXTRAX Contingent Consideration was not met during the measurement period ended June 30, 2023.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The following table summarizes the changes in contingent consideration liabilities:

	RockyMounts	TRED	MAXTRAX	Total

Balance at December 31, 2022	$-	$-	$1,595	$1,595

Increase due to acquisition of TRED	-	121	-	121
Fair value adjustments	-	-	(1,565)	(1,565)
Impact of foreign currency exchange rates	-	8	(30)	(22)

Balance at December 31, 2023	$-	$129	$-	$129

Increase due to acquisition of RockyMounts	609	-	-	609
Fair value adjustments	-	(125)	-	(125)
Impact of foreign currency exchange rates	-	(4)	-	(4)

Balance at December 31, 2024	$609	$-	$-	$609

As the contingent consideration liabilities are remeasured to fair value each reporting period, significant increases or decreases in projected sales, discount rates or the time until payment is made could have resulted in a significantly lower or higher fair value measurement. Our determination of fair value of the contingent consideration liabilities could change in future periods based on our ongoing evaluation of these significant unobservable inputs. As of December 31, 2024, the net sales threshold required for the payment of the TRED Contingent Consideration is not expected to be met.

Items Measured at Fair Value on a Non-Recurring Basis

In assessing the recoverability of goodwill and indefinite-lived intangible assets, management estimates the fair value of each reporting unit using Level 3 inputs through a combination of the income approach based upon projected discounted cash flows of the reporting unit and the market approach. The fair value of indefinite-lived intangible assets is estimated using Level 3 inputs through the income approach, specifically the relief-from-royalty method. The fair values are based on revenue and cash flow projections, royalty rates, and discount rates. Impairment of goodwill was $36,264, $0, and $52,071 during the years ended December 31, 2024, 2023, and 2022, respectively. Impairment of indefinite-lived intangible assets was $8,545, $0, and $40,240 during the years ended December 31, 2024, 2023, and 2022, respectively. See Note 6 for additional information.

NOTE 12. STOCKHOLDERS’ EQUITY

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis. The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. In 2024, 2023 and 2022 our total Quarterly Cash Dividends were $3,831, $3,750 and $3,721, respectively. On March 5, 2025, the Company announced that its Board of Directors approved the payment on March 26, 2025 of the Quarterly Cash Dividend of $0.025 to the record holders of shares of the Company’s common stock as of the close of business on March 17, 2025.

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

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings (loss) per share:

	Year Ended December 31,
	2024	2023	2022

Weighted average shares outstanding - basic	38,305	37,485	37,201
Effect of dilutive stock awards	-	-	-
Weighted average shares outstanding - diluted	38,305	37,485	37,201

Loss from continuing operations per share:
Basic	$(2.31)	$(0.42)	$(2.49)
Diluted	(2.31)	(0.42)	(2.49)

Income from discontinued operations per share:
Basic	$0.94	$0.15	$0.62
Diluted	0.94	0.15	0.62

Net loss per share:
Basic	$(1.37)	$(0.27)	$(1.88)
Diluted	(1.37)	(0.27)	(1.88)

For the years ended December 31, 2024, 2023, and 2022, equity awards of 4,596, 5,424, and 6,060, respectively, were outstanding and anti-dilutive and therefore not included in the calculation of net loss per share for these periods.

NOTE 14. STOCK-BASED COMPENSATION PLAN

Under the Company’s current 2015 Stock Incentive Plan (the “2015 Plan”), the Company’s Board of Directors (the “Board of Directors”) has flexibility to determine the type and amount of awards to be granted to eligible participants, who must be employees, directors, officers or consultants of the Company or its subsidiaries. The 2015 Plan allows for grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted units. The aggregate number of shares of common stock that may be granted through awards under the 2015 Plan to any employee in any calendar year may not exceed 500 shares. The 2015 Plan will continue in effect until December 2025 unless terminated sooner. As of December 31, 2024, the number of shares authorized and reserved for issuance under the 2015 Plan is 10,187 shares, subject to automatic annual increase equal to 5% of the total number of shares of the Company’s outstanding common stock.

Options Granted:

During the year ended December 31, 2024, the Company issued stock options for an aggregate of 1,250 shares under the 2015 Plan to directors and employees of the Company. Of the 1,250 options, 1,140 options vest and become exercisable over a period of two years, 100 vest in four equal consecutive quarterly tranches from the date of grant, and 10 vest in one quarterly tranche from the date of grant. All of the issued stock options expire ten years from the date of the grant.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2024	2023	2022

Number of options	1,250	75	430	10
Option vesting period	1 - 2 Years	1 Year	1 - 3 Years	Immediate
Grant price (per share)	$4.63 - $6.81	$7.91	$18.67 - $27.65	$21.83
Dividend yield	1.47% - 2.16%	1.26%	0.36% - 0.54%	0.46%
Expected volatility (a)	50.3% - 53.1%	47.8%	38.6% - 40.9%	39.4%
Risk-free interest rate	4.07% - 4.57%	3.69%	1.46% - 3.38%	1.66%
Expected life (years) (b)	5.19 - 5.75	5.31	5.31 - 6.01	5.50
Weighted average fair value (per share)	$1.99 - $3.12	$2.48	$7.82 - $10.41	$8.03

(a)	Expected volatility is based upon the Company’s historical volatility.
(b)	The expected term was determined based upon the underlying terms of the awards and the category and employment history of employee award recipient.

Using these assumptions, the fair value of the stock options granted during the years ended December 31, 2024, 2023, and 2022 was $3,818, $186, and $3,661, respectively, which will be amortized as stock-based compensation expense over the vesting period of the options.

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

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

	March 14, 2023	March 4, 2022

Number issued	500	700
Vesting period	$15.00 - $18.00 stock price target	$50.00 stock price target
Grant price (per share)	$9.60	$21.83
Dividend yield	1.04%	0.46%
Expected volatility	45.2%	41.0%
Risk-free interest rate	3.64%	1.74%
Expected term (years)	2.56 - 3.22	4.15
Weighted average fair value (per share)	$7.84 - $8.34	$15.37

Using these assumptions, the fair value of the market condition restricted stock awards granted on March 14, 2023 and March 4, 2022 were approximately $4,046 and $10,761, respectively.

The total non-cash stock compensation expense for continuing operations related to stock options and restricted stock awards recorded by the Company was as follows:

	Year Ended December 31,
	2024	2023	2022

Restricted stock awards	$3,545	$2,540	$6,122
Stock options	2,279	2,601	5,076
Total	$5,824	$5,141	$11,198

For the years ended December 31, 2024, 2023, and 2022, stock-based compensation costs were classified as selling, general and administrative expense. A summary of changes in outstanding options and restricted stock awards during the year ended December 31, 2024 is as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Restricted Stock Awards
Outstanding at December 31, 2023	3,239	$11.45	$-	1,617

Granted	1,250	3.06		100
Exercised or vested	(126)	4.49		(117)
Expired	(1,157)	10.31		(500)
Cancelled	-	-		-
Forfeited	(74)	-		-
Outstanding at December 31, 2024	3,132	$10.18	$-	1,100

Options exercisable at December 31, 2024	2,087	11.90	$-

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The following table summarizes the exercise price range, weighted average exercise price, and remaining contractual lives by significant ranges for options outstanding and exercisable as of December 31, 2024:

			Remaining Life In Years		Weighted Average
Exercise Price Range	Outstanding	Exercisable	Outstanding	Exercisable	Exercise Price
$4.39 - $5.56	35	30	4.1	4.1	$4.44
$5.56 - $27.65	3,097	2,057	6.4	5.9	$12.01
	3,132	2,087	6.3	5.9	$11.90

The intrinsic value of options exercised was $160, $351, and $4,381 during the years ended December 31, 2024, 2023, and 2022, respectively. The intrinsic value of restricted stock awards vested was $722, $1,891, and $3,336 during the years ended December 31, 2024, 2023, and 2022, respectively. Total fair value of options vested during the years ended December 31, 2024, 2023, and 2022 was $1,050, $3,461, and $5,361, respectively. Total fair value of restricted stock awards vested during the years ended December 31, 2024, 2023, and 2022 was $877, $1,438, and $1,157, respectively.

The fair value of unvested restricted stock awards is determined based on the market price of our shares of common stock on the grant date or using the Monte-Carlo pricing model. As of December 31, 2024, there were 1,045 unvested stock options and unrecognized compensation cost of $2,139 related to unvested stock options, as well as 1,100 unvested restricted stock awards and unrecognized compensation cost of $4,339 related to unvested restricted stock awards. Unrecognized compensation cost of unvested stock options and restricted stock awards are expected to be recognized over the weighted average period of 1.0 years and 1.2 years, respectively.

NOTE 15. RESTRUCTURING

Starting in 2023, the Company began incurring expenses to facilitate long-term sustainable growth through cost reduction actions, consisting of employee reductions, facility rationalization and contract termination costs. During the years ended December 31, 2024 and 2023, the Company incurred $1,948 and $3,223, respectively, of restructuring charges related to these actions. The Company has incurred $5,171 of cumulative restructuring charges since the commencement of our restructuring actions in 2023. The Company accrues for restructuring costs when they are probable and reasonably estimable. These costs include severance costs, exit costs, and other restructuring costs and are included in restructuring charges in the consolidated statements of comprehensive loss. Severance costs primarily consist of severance benefits through payroll continuation, conditional separation costs and employer tax liabilities, while exit costs primarily consist of lease exit and contract termination costs. Other costs consist primarily of costs related to the discontinuance of certain product lines and are distinguishable and directly attributable to the Company’s restructuring initiative and not a result of external market factors associated with the ongoing business. We estimate that we will continue to incur restructuring costs related to employee-related costs and facility exit costs during the year 2025; however, the Company cannot estimate the total amount expected to be incurred as cost reduction actions continue to be evaluated. The Company anticipates completing these restructuring activities in 2025.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The following table summarizes the restructuring charges, payments and the remaining liabilities related to restructuring costs at December 31, 2024, which are included within accrued liabilities in the consolidated balance sheets.

	Outdoor	Adventure	Corporate	Total
Balance at December 31, 2023	$1,246	$-	$-	$1,246
Charges to expense:
Employee termination benefits	1,225	599	-	1,824
Exit costs	124	-	-	124
Total restructuring charges	$1,349	$599	$-	$1,948
Cash payments and non-cash charges:
Cash payments	(2,015)	(599)	-	(2,614)
Asset impairments	(39)	-	-	(39)
Balance at December 31, 2024	$541	$-	$-	$541

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

The Company is involved in various legal disputes and other legal proceedings that arise from time to time in the ordinary course of business. Anticipated costs related to litigation matters are accrued when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Based on currently available information, the Company does not believe that it is reasonably possible that the disposition of any of the legal disputes the Company or its subsidiaries is currently involved in will have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows, except for the U.S. Consumer Product Safety Commission (“CPSC”) and Department of Justice matter discussed below. There is a reasonable possibility of loss from contingencies in excess of the amounts accrued by the Company in the accompanying condensed consolidated balance sheets; however, the actual amounts of such possible losses cannot currently be reasonably estimated by the Company. It is possible that, as additional information becomes available, the Company may subsequently determine that it may incur losses from such contingencies materially in excess of the amounts initially accrued by the Company which could have a material adverse effect on the Company’s liquidity, stock price, consolidated financial position, results of operations and/or cash flows. See Item 3. “Legal Proceedings.” and Item 1A. “Risk Factors.”

Legal expenses incurred in the ordinary course of business are included in selling, general, and administrative expenses in the consolidated statements of comprehensive loss except as described below.

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

By letters dated October 12, 2023 and December 18, 2023, respectfully, BDEL was notified by the CPSC that the agency staff had concluded that BDEL failed to timely meet its statutory reporting obligations under the Consumer Product Safety Act with respect to certain models of avalanche transmitters distributed by BDEL switching unexpectedly out of “send” mode and certain models of avalanche transmitters distributed by BDEL not switching from “send” mode into “search” mode, that BDEL made a material misrepresentation in a report to the CPSC, and that the agency staff intends to recommend that the CPSC impose civil monetary penalties of $16,135 and $9,000, respectively, for the two matters described above.

On November 20, 2023 and February 8, 2024, respectively, BDEL submitted a comprehensive response disputing the CPSC’s findings and conclusions in the October 12, 2023 and December 18, 2023 letters, including the amount of any potential penalties. The CPSC ultimately disagreed with our position and the agency voted to refer the matter to the U.S. Department of Justice for further proceedings. The Company and BDEL intend to strongly contest and vigorously defend against any claims which may be asserted against them by the Department of Justice or the CPSC.

John C. Walbrecht, the former President of BDEL and the Company, received a letter from the CPSC dated June 25, 2024 alleging that in his personal capacity he knowingly violated the Consumer Product Safety Act by failing to timely report the occurrence resulting in beacons switching unexpectedly out of “send” mode. The staff of the CPSC recommended a $5,000 fine against Mr. Walbrecht personally. Pursuant to the Company’s by-laws, the Company has agreed to indemnify Mr. Walbrecht and pay his legal fees, and he has provided an undertaking to the Company that the Company will be entitled to recover those expenses if it is ultimately determined that he was not entitled to indemnification. On August 26, 2024, Mr. Walbrecht’s independent counsel responded to the CPSC, denying the allegations of its June 25, 2024, letter and rejecting its demand for a penalty.

On January 23, 2025, the Company and BDEL were each served with grand jury subpoenas from the U.S. Attorney’s Office for the District of Utah requiring the production of documents relating to avalanche transmitters distributed by BDEL. The Company and BDEL intend to cooperate with this investigation.

Based on currently available information, the Company believes an unfavorable outcome with the CPSC is probable, however, we cannot reasonably estimate on what terms this matter will be resolved with the CPSC or the U.S. Department of Justice. During the year ended December 31, 2024, the Company recorded a liability of $2,500 representing the low end of the range of our estimated exposure. The Company does not have a better estimate of the loss; therefore the low-end of the range was recorded as an accrued liability during the first quarter of 2024 and a corresponding expense is included in legal costs and regulatory matter expenses in the consolidated statements of comprehensive loss.

We believe it is reasonably possible that a change in our ability to estimate the amount of loss could occur in the near term and that the change in the estimate could be material. In addition, as this matter is ongoing, the Company is currently unable to predict its duration, resources required or outcome, or the impact it may have on the Company’s liquidity, financial condition, results of operations and/or cash flows. Any penalties imposed by the CPSC or other regulators could be costly to us and could damage our business and reputation as well as have a material adverse effect on the Company’s liquidity, stock price, consolidated financial position, results of operations and/or cash flows. During the years ended December 31, 2024 and 2023, the Company incurred legal expenses of $3,088, which includes the $2,500 recorded liability noted above, and $476, respectively, in efforts to resolve this matter. These legal expenses are included in legal costs and regulatory matter expenses in the consolidated statements of comprehensive loss.

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

During the years ended December 31, 2024 and 2023, the Company incurred legal expenses of $754 and $1,288, respectively, in the efforts to bring the cases against HAP Trading and Caption Management to trial. These legal expenses are included in legal costs and regulatory matter expenses in the consolidated statements of comprehensive loss.

NOTE 17. INCOME TAXES

Consolidated loss from continuing operations before income taxes consists of the following:

	Year Ended December 31,
	2024	2023	2022

U.S. operations	$(34,575)	$(19,929)	$(24,318)
Foreign operations	(36,010)	(150)	(83,200)
Loss from continuing operations before income tax	$(70,585)	$(20,079)	$(107,518)

The components of the benefit for income taxes attributable to continuing operations consist of the following:

	Year Ended December 31,
	2024	2023	2022

Current:
Federal	$-	$-	$-
State and local	26	90	150
Foreign	2,642	833	1,575
	2,668	923	1,725
Deferred:
Federal	25,835	(4,972)	(1,338)
State and local	(1,271)	300	(451)
Foreign	(9,380)	(542)	(14,652)
	15,184	(5,214)	(16,441)

Income tax expense (benefit)	$17,852	$(4,291)	$(14,716)

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The allocation of income tax expense (benefit) between continuing and discontinued operations was as follows:

	Year Ended December 31,
	2024	2023	2022

Continuing operations	$17,852	$(4,291)	$(14,716)
Discontinued operations	479	2,024	7,365
	$18,331	$(2,267)	$(7,351)

The Company’s foreign operations that are considered to be permanently reinvested have statutory tax rates of approximately 23% to 30%.

The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the Company’s financial statements:

	Year Ended December 31,
	2024	2023	2022

Statutory income tax benefit	(21.0)%	(21.0)%	(21.0)%
Increase (decrease) in income taxes resulting from:
Foreign taxes	(1.6)	0.6	(3.5)
State income taxes, net of federal income taxes	(0.2)	(1.9)	1.0
Income tax credits	(5.0)	(6.6)	(1.3)
Stock options	1.1	1.2	(0.9)
Change in effective state rate	(1.8)	-	0.1
Deferred tax asset write-offs	-	13.0	-
Executive compensation limitation	1.4	4.4	2.2
Change in valuation allowance	41.7	(13.0)	(1.0)
Impairment of goodwill	10.8	-	10.3
Research and development expenditure	0.6	1.9	0.4
Other	(0.7)	-	-
Income tax expense (benefit)	25.3%	(21.4)%	(13.7)%

The effective income tax rate of 25.3% for the year ended December 31, 2024, differed compared to the statutory tax rates primarily due to the impact of recording a valuation allowance on the deferred tax assets and impairment of goodwill and indefinite-lived intangible assets, all of which are non-deductible for tax purposes. The deferred tax asset write-offs during the year ended December 31, 2023, relate to state NOLs that expired in 2023 that had been previously fully reserved via a valuation allowance.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Deferred income tax assets and liabilities are determined based on the difference between the financial reporting carrying amounts and tax bases of existing assets and liabilities and operating loss and tax credit carryforwards. Significant components of the Company’s existing deferred income tax assets and liabilities as of December 31, 2024 and 2023 are as follows:

	December 31,
	2024	2023

Deferred tax assets:
Net operating loss, capital loss and research & experimentation credit carryforwards	$6,358	$6,752
Capitalized research and development costs	9,221	8,937
Capitalized costs to self-constructed property	5,411	10,593
Non-cash compensation	2,064	2,360
Accrued liabilities	1,878	1,655
Reserves and other	6,493	4,624
Lease liabilities	3,472	3,902
Intangibles	-	1,070
Business Interest Limitation	761	-
	35,658	39,893
Valuation allowance	(23,344)	(714)
Net deferred tax assets	12,314	39,179
Deferred tax liabilities:
Depreciation	(1,155)	(1,712)
Intangibles	(18,983)	(28,470)
Right-of-use assets	(3,046)	(3,647)
Other	(1,304)	(605)
	(24,488)	(34,434)

Total	$(12,174)	$4,745

Certain deferred income tax balances are not netted as they represent deferred amounts applicable to different taxing jurisdictions. The Company has provided a full valuation allowance against all of the U.S. deferred tax assets as of December 31, 2024, because the ultimate realization of those assets does not meet the more-likely-than-not criteria.

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

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The net change in the valuation allowance for deferred income tax assets was $22,630, ($2,609), and ($1,055) during the years ended December 31, 2024, 2023, and 2022, respectively. A roll forward of our valuation allowance for deferred income tax assets for the years ended December 31, 2024, 2023, and 2022 is as follows:

	Balance at Beginning of Year	Charged to Costs and Expenses	Other Adjustments	Balance at End of Year

2022	$4,378	$51	$(1,106)	$3,323
2023	$3,323	$26	$(2,635)	$714
2024	$714	$21,038	$1,592	$23,344

As of December 31, 2024, the Company has net operating loss carryforwards (“NOLs”) and research and experimentation credit for U.S. federal income tax purposes of $0 and $5,439, respectively.

Tax positions are recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. The Company conducts its business globally. As a result, the Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions and are subject to examination for the open tax years in the U.S. federal and state jurisdictions of 2018 through 2024 and in the foreign jurisdictions of 2010 through 2024. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits for the years ended December 31, 2024, 2023 and 2022 is as follows:

	December 31,
	2024	2023	2022

Balance, beginning of year	$890	$813	$696
Additions for current year tax positions	1,815	98	159
Additions for prior year tax positions	310	8	-
Reductions for prior year tax positions	(16)	-	(42)
Reductions due to statute expirations	(136)	(29)	-
Balance, end of year	$2,863	$890	$813

As of December 31, 2024 and 2023, we had unrecognized tax benefits of $2,863 and $890, respectively, of which $433 and $798 would affect the effective tax rate if recognized. Unrecognized tax benefits that reduce a net operating loss, similar tax loss or tax credit carryforward are presented as a reduction to deferred income taxes. As a result, the Company classified $2,438 and $516 of its unrecognized tax benefit as a reduction to deferred tax assets as of December 31, 2024 and 2023, respectively.

Interest and penalty expense recognized related to uncertain tax positions were not significant during the years ending December 31, 2024, 2023, and 2022, respectively. Total accrued interest and penalties as of December 31, 2024 and 2023, were not significant.

NOTE 18. SEGMENT INFORMATION

We operate our business structure within two segments. These segments are defined based on the internal financial reporting used by our chief operating decision maker (“CODM”) to allocate resources and assess performance. The Company’s CODM is the Executive Chairman and Director (Principal Executive Officer). The CODM allocates resources based on revenue and operating income primarily through the annual budget and periodic forecasting process. The CODM considers budget-to-actual variances when making decisions about allocating capital and personnel to the segments. Corporate costs consist of corporate office expenses including compensation, benefits, non-cash stock compensation expense, transaction costs, and other administrative costs, as well as charges related to certain

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

legal and regulatory matters, that are managed at a corporate level and are not included within segment results when evaluating performance or allocating resources.

Each segment is described below:

●	Our Outdoor segment, which includes Black Diamond Equipment and PIEPS, is a global leader in designing, manufacturing, and marketing innovative outdoor engineered equipment and apparel for climbing, mountaineering, trail running, backpacking, skiing, and a wide range of other year-round outdoor recreation activities. Our Outdoor segment offers a broad range of products including: high-performance, activity-based apparel (such as shells, insulation, midlayers, pants and logowear); rock-climbing footwear and equipment (such as carabiners, protection devices, harnesses, belay devices, helmets, and ice-climbing gear); technical backpacks and high-end day packs; trekking poles; headlamps and lanterns; and gloves and mittens. We also offer advanced skis, ski poles, ski skins, and snow safety products, including avalanche airbag systems, avalanche transceivers, shovels, and probes.
●	Our Adventure segment, which includes Rhino-Rack, MAXTRAX, and TRED, is a manufacturer of highly-engineered automotive roof racks, trays, mounting systems, luggage boxes, carriers, recovery boards, bicycle racks, and accessories in Australia and New Zealand and a growing presence in the United States and Europe.

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

Financial information for our segments, as well as revenue by geography, which the Company believes provides a meaningful depiction how the nature, timing and uncertainty of revenue are affected by economic factors, is as follows:

	Year Ended December 31, 2024
	Outdoor	Adventure	Total
Sales
Domestic sales	$91,202	$14,543	$105,745
International sales	92,366	66,204	158,570
Total sales	183,568	80,747	264,315
Cost of goods sold	116,522	48,611
Inventory fair value of purchase accounting	-	61
PFAS and other inventory reserves	4,192	2,310
Selling, general and administrative	59,351	37,212
Restructuring charges	1,349	599
Transaction costs	65	396
Contingent consideration benefit	-	(125)
Legal costs and regulatory matter expenses	3,088	-
Impairment of goodwill	-	36,264
Impairment of indefinite-lived intangible assets	-	8,545
Segment operating loss	$(999)	$(53,126)	$(54,125)
Corporate costs			(16,254)
Interest income, net			1,467
Other, net			(1,673)
Loss before income tax			$(70,585)

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

	Year Ended December 31, 2023
	Outdoor	Adventure	Total
Sales
Domestic sales	$99,031	$13,354	$112,385
International sales	105,022	68,613	173,635
Total sales	204,053	81,967	286,020
Cost of goods sold	135,165	48,910
Inventory fair value of purchase accounting	-	64
PFAS and other inventory reserves	4,370	-
Selling, general and administrative	66,443	33,311
Restructuring charges	2,754	306
Transaction costs	-	30
Contingent consideration benefit	-	(1,565)
Legal costs and regulatory matter expenses	476	-
Segment operating (loss) income	$(5,155)	$911	$(4,244)
Corporate costs			(16,863)
Interest income, net			67
Other, net			961
Loss before income tax			$(20,079)

	Year Ended December 31, 2022
	Outdoor	Adventure	Total
Sales
Domestic sales	$108,304	$24,514	$132,818
International sales	114,041	68,392	182,433
Total sales	222,345	92,906	315,251
Cost of goods sold	145,326	59,703
Inventory fair value of purchase accounting	-	269
Selling, general and administrative	62,309	37,824
Transaction costs	-	1,408
Contingent consideration expense	-	493
Impairment of goodwill	-	52,071
Impairment of indefinite-lived intangible assets	-	40,240
Segment operating income (loss)	$14,710	$(99,102)	$(84,392)
Corporate costs			(22,091)
Other, net			(1,035)
Loss before income tax			$(107,518)

There were no intercompany sales between the Outdoor and Adventure segments for the periods presented.

Total assets by segment, as of December 31, 2024 and 2023, were as follows:

	December 31,
	2024	2023

Outdoor	$137,062	$163,083
Adventure	120,063	185,023
Corporate	36,969	9,948
	$294,094	$358,054

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Capital expenditures, depreciation and amortization by segment is as follows.

	Year Ended December 31,
	2024	2023	2022
Capital expenditures:
Outdoor	$4,059	$1,542	$2,714
Adventure	1,779	2,080	2,689
Total capital expenditures	$5,838	$3,622	$5,403
Depreciation:
Outdoor	$2,588	$2,848	$3,180
Adventure	1,446	1,302	1,208
Total depreciation	$4,034	$4,150	$4,388
Amortization:
Outdoor	$1,142	$1,057	$1,001
Adventure	8,642	9,658	11,556
Total amortization	$9,784	$10,715	$12,557

Total long-lived assets by geographic region, as of December 31, 2024 and 2023, were as follows:

	December 31,
	2024	2023

United States	$17,302	$15,769
Australia	9,353	11,180
China	1,431	1,850
Austria	2,435	1,179
Other countries	910	1,789
	$31,431	$31,767

NOTE 19. LEASES

The Company has entered into leases for certain facilities, vehicles and other equipment. Our leases have remaining contractual terms of up to ten years, some of which include options to extend the leases for up to five years. Our lease costs are primarily related to facility leases for inventory warehousing, administration offices and vehicles. The Company’s finance leases are immaterial.

Lease ROU assets and liabilities as of December 31, 2024 and 2023, were as follows:

	Balance Sheet Classification	December 31, 2024	December 31, 2023

Assets
Lease ROU assets	Other long-term assets	$13,825	$15,180

Liabilities
Current lease liabilities	Accrued liabilities	$3,470	$3,179
Noncurrent lease liabilities	Other long-term liabilities	$11,288	$13,030

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Lease costs were as follows:

	Affected line item in the Consolidated	Year Ended
	Statements of Comprehensive Loss	December 31, 2024	December 31, 2023
Lease costs	Cost of goods sold, Selling, general and administrative	$3,956	$4,147
Variable lease costs	Cost of goods sold, Selling, general and administrative	900	1,255
Short-term lease costs	Cost of goods sold, Selling, general and administrative	635	624
		$5,491	$6,026

The maturity of lease liabilities as of December 31, 2024 are as follows:

Years Ending December 31,	Lease Payments
2025	$4,037
2026	3,288
2027	2,516
2028	2,543
2029	2,459
Thereafter	1,732
Total future lease payments	16,575
Less: amount representing interest	(1,817)
Present value of future lease payments	14,758
Less: current lease obligations	(3,470)
Long-term lease obligations	$11,288

As of December 31, 2024, our leases have a weighted-average remaining lease term of 5.11 years and a weighted-average discount rate of 4.23%.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Executive Chairman and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2024, were effective.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2024. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CLARUS CORPORATION

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Clarus Corporation:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Clarus Corporation and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated March 6, 2025, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Salt Lake City, Utah

March 6, 2025

CLARUS CORPORATION

ITEM 9B. OTHER INFORMATION

During the three month period ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, nor did the Company during such three month period ended December 31, 2024 adopt or terminate any “Rule 10b5-1 trading arrangement”.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the executive officers of the Company required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Executive Officer” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, no later than 120 days after the end of the fiscal year (the “Proxy Statement for the 2025 Annual Meeting of Stockholders”).  Information concerning directors of the Company required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Election of Directors” in the Proxy Statement for the 2025 Annual Meeting of Stockholders. Information concerning the Audit Committee of the Company’s Board of Directors, and its financial expert required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Governance of the Company– Audit Committee” in the Proxy Statement for the 2025 Annual Meeting of Stockholders. Information concerning the Compensation Committee of the Company’s Board of Directors is incorporated and made part hereof by reference to the material appearing under the heading “Governance of the Company– Compensation Committee” in the Proxy Statement for the 2025 Annual Meeting of Stockholders. Information regarding the Nominating and Corporate Governance Committee required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Governance of the Company– Nominating and Corporate Governance Committee” in the Proxy Statement for the 2025 Annual Meeting of Stockholders. Information regarding the ability of stockholders to communicate with the Board of Directors is incorporated and made part hereof by reference to the material appearing under the heading “Governance of the Company– Stockholder Communications” in the Proxy Statement for the 2025 Annual Meeting of Stockholders. Information regarding compliance with Section 16(a) of the Exchange Act required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance in the Proxy Statement for the 2025 Annual Meeting of Stockholders.

The Company has adopted a Code of Business Conduct and ethics that applies to its all of its directors and employees, including the chief executive officer, chief financial officers, and all senior financial officers of the Company and its subsidiaries, including the principal financial officer, principal accounting officer, and controller of the Company and its subsidiaries. In addition, such officers are also subject to the Code of Ethics for Senior Executive Officer and Senior Financial Officers. These documents may be accessed at www.claruscorp.com, our Internet website, at the tab “Governance” under the section called “Governance Documents.” The Company intends to disclose future amendments to, or waivers from, certain provisions of its codes of conduct, if any, on the above website within five business days following the date of such amendment or waiver.

We intend to post all required disclosures concerning any amendments to or waivers from our Code of Business Conduct and Code of Ethics for Senior Executive Officer and Senior Financial Officers on our website. The Company does not intend to incorporate the contents of our website into this Annual Report on Form 10-K.

The Company has an Insider Trading Policy governing the purchase, sale and other dispositions of its securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and NASDAQ listing standards. The Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.

CLARUS CORPORATION

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated and made part hereof by reference to the material appearing under the headings “Director Summary Compensation Table,” “Discussion of Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation Tables,” “Potential Payments Upon Termination or Change in Control” and “Pay Ratio Disclosure” in the Proxy Statement for the 2025 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated and made part hereof by reference to the material appearing under the headings “Beneficial Ownership of Company Common Stock By Directors, Officers and Principal Stockholders” in the Proxy Statement for the 2025 Annual Meeting of Stockholders. Information concerning the Company’s equity compensation plan is contained in Part II of this Form 10-K under the heading “Securities Authorized for Issuance Under Equity Compensation Plans.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated and made part hereof by reference to the material appearing under the headings “Certain Relationships and Related Transaction” and “Governance of the Company– Director Independence” in the Proxy Statement for the 2025 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Independent Registered Public Accounting Firm” in the Proxy Statement for the 2025 Annual Meeting of Stockholders.

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

3.5

Second Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 6, 2024).

3.6

Form of Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 13, 2008 and incorporated herein by reference).

4.1

See Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, and 3.6, for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of the Company defining rights of the holders of Common Stock of the Company.

4.2	Company’s Specimen Common Stock Certificate.
4.3

Rights Agreement, dated as of February 12, 2008, by and between the Company and American Stock Transfer & Trust Company (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 13, 2008 and incorporated herein by reference).

4.4

Amendment No. 1 to Rights Agreement, dated as of September 5, 2024, by and between the Company and Equiniti Trust Company, LLC (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 6, 2024).

4.5

Form of Rights Certificate (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 13, 2008 and incorporated herein by reference).

10.1

Employment Agreement, dated as of March 14, 2023, between Clarus Corporation and Warren B. Kanders (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2023, and incorporated herein by reference). +

10.2

Form of Amended and Restated Indemnification Agreement for Directors and Executive Officers of the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8 K, filed with the Securities and Exchange Commission on December 9, 2024 and incorporated herein by reference).

10.3

Company’s 2005 Stock Incentive Plan (filed as Appendix A of the Company’s Definitive Proxy Statement, filed with the Securities and Exchange Commission on May 2, 2005 and incorporated herein by reference). +

10.4

Amendment No. 1 to the Company’s 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8 K, filed with the Securities and Exchange Commission on September 7, 2010 and incorporated herein by reference). +

10.5

Company’s 2015 Stock Incentive Plan (filed as Appendix A to the Company’s Proxy Statement, filed with the Securities and Exchange Commission on November 9, 2015 and incorporated herein by reference). +

CLARUS CORPORATION

Exhibit Number	Exhibit
10.6

Form of Stock Option Agreement for the Company’s 2015 Stock Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8 K filed with the Securities and Exchange Commission on December 17, 2015 and incorporated herein by reference). +

10.7

Form of Stock Award Agreement for the Company’s 2015 Stock Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8 K filed with the Securities and Exchange Commission on December 17, 2015 and incorporated herein by reference). +

19.1

Clarus Corporation Policy on Insider Trading (filed as Exhibit 19.1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 7, 2024 and incorporated herein by reference).

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
97.1

Clarus Corporation Compensation Recovery Policy (filed as Exhibit 97.1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 7, 2024 and incorporated herein by reference).

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

CLARUS CORPORATION

Date: March 6, 2025	By: /s/ Michael J. Yates
Michael J. Yates
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Name	Title

/s/ Warren B. Kanders	Executive Chairman and Director (Principal Executive Officer)
Warren B. Kanders

/s/ Michael J. Yates	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Michael J. Yates

/s/ Donald L. House	Director
Donald L. House

/s/ Nicholas Sokolow	Director
Nicholas Sokolow

/s/ Michael A. Henning	Director
Michael A. Henning

/s/ Susan Ottmann	Director
Susan Ottmann

/s/ Roger Werner	Director
Roger Werner

/s/ Mark M. Besca	Director
Mark M. Besca