Form 10-Q
period 2025-03-31
Clarus Corp
filed 2025-05-08
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2025

or

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

As of May 1, 2025, there were 38,401,824 shares of common stock, par value $0.0001, outstanding.

INDEX

CLARUS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash	$41,315	$45,359
Accounts receivable, less allowance for
credit losses of $1,146 and $1,271	42,764	43,678
Inventories	87,483	82,278
Prepaid and other current assets	5,485	5,555
Income tax receivable	1,294	910
Total current assets	178,341	177,780

Property and equipment, net	17,845	17,606
Other intangible assets, net	29,532	31,516
Indefinite-lived intangible assets	47,086	46,750
Goodwill	3,804	3,804
Deferred income taxes	36	36
Other long-term assets	16,193	16,602
Total assets	$292,837	$294,094

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$15,893	$11,873
Accrued liabilities	22,219	22,276
Current portion of long-term debt	1,919	1,888
Total current liabilities	40,031	36,037

Deferred income taxes	11,207	12,210
Other long-term liabilities	12,309	12,754
Total liabilities	63,547	61,001

Stockholders’ Equity
Preferred stock, $0.0001 par value per share; 5,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value per share; 100,000 shares authorized; 43,054 and 43,004 issued and 38,402 and 38,362 outstanding, respectively	4	4
Additional paid in capital	699,061	697,592
Accumulated deficit	(413,060)	(406,857)
Treasury stock, at cost	(33,156)	(33,114)
Accumulated other comprehensive loss	(23,559)	(24,532)
Total stockholders’ equity	229,290	233,093
Total liabilities and stockholders’ equity	$292,837	$294,094

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31, 2025	March 31, 2024

Sales
Domestic sales	$24,809	$28,284
International sales	35,624	41,027
Total sales	60,433	69,311

Cost of goods sold	39,639	44,460
Gross profit	20,794	24,851

Operating expenses
Selling, general and administrative	26,616	28,215
Restructuring charges	173	370
Transaction costs	142	38
Legal costs and regulatory matter expenses	625	3,002

Total operating expenses	27,556	31,625

Operating loss	(6,762)	(6,774)

Other income (expense)
Interest income, net	257	370
Other, net	459	(909)

Total other income (expense), net	716	(539)

Loss before income tax	(6,046)	(7,313)
Income tax benefit	(802)	(851)
Loss from continuing operations	(5,244)	(6,462)

Discontinued operations, net of tax	-	28,346

Net (loss) income	(5,244)	21,884

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,717	(4,035)
Unrealized (loss) gain on hedging activities	(744)	364
Other comprehensive income (loss)	973	(3,671)
Comprehensive (loss) income	$(4,271)	$18,213

Loss from continuing operations per share:
Basic	$(0.14)	$(0.17)
Diluted	(0.14)	(0.17)

Net (loss) income per share:
Basic	$(0.14)	$0.57
Diluted	(0.14)	0.57

Weighted average shares outstanding:
Basic	38,366	38,208
Diluted	38,366	38,208

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31, 2025	March 31, 2024
Cash Flows From Operating Activities:
Net (loss) income	$(5,244)	$21,884
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	883	1,026
Amortization of other intangible assets	2,224	2,449
Gain on sale of business	-	(40,585)
Accretion of notes payable	31	-
Amortization of debt issuance costs	-	1,209
Loss (gain) on disposition of property and equipment	348	(35)
Noncash lease expense	906	751
Stock-based compensation	1,469	1,183
Deferred income taxes	(978)	6,368
Changes in operating assets and liabilities, net of disposition:
Accounts receivable	1,121	3,761
Inventories	(4,203)	(2,024)
Prepaid and other assets	(746)	(1,694)
Accounts payable	3,662	(7,414)
Accrued liabilities	(1,165)	(3,245)
Income taxes	(381)	5
Net cash used in operating activities	(2,073)	(16,361)

Cash Flows From Investing Activities:
Proceeds from the sale of business	-	175,674
Proceeds from disposition of property and equipment	-	81
Purchase of intangible assets	-	(250)
Purchases of property and equipment	(1,181)	(1,897)
Net cash (used in) provided by investing activities	(1,181)	173,608

Cash Flows From Financing Activities:
Proceeds from revolving credit facilities	-	31,205
Repayments on revolving credit facilities	-	(41,580)
Repayments on term loans and other debt	-	(109,381)
Proceeds from issuance of term loans and other debt	-	49
Purchase of treasury stock	(42)	(185)
Cash dividends paid	(959)	(956)
Net cash used in financing activities	(1,001)	(120,848)

Effect of foreign exchange rates on cash	211	(239)

Change in cash	(4,044)	36,160
Cash, beginning of year	45,359	11,324
Cash, end of period	$41,315	$47,484

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$449	$168
Cash paid for interest	$6	$1,943
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Purchases of property and equipment incurred but not paid	$386	$127
Lease liabilities arising from obtaining right-of-use assets	$372	$206

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except per share amounts)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Loss	Equity

Balance, December 31, 2023	42,761	$4	$691,198	$(350,739)	(4,612)	$(32,929)	$(15,414)	$292,120
Net income	-	-	-	21,884	-	-	-	21,884
Other comprehensive loss	-	-	-	-	-	-	(3,671)	(3,671)
Cash dividends ($0.025 per share)	-	-	-	(956)	-	-	-	(956)
Purchase of treasury stock	-	-	-	-	(30)	(185)	-	(185)
Stock-based compensation expense	-	-	1,183	-	-	-	-	1,183
Proceeds from exercise of options	117	-	-	-	-	-	-	-
Balance, March 31, 2024	42,878	$4	$692,381	$(329,811)	(4,642)	$(33,114)	$(19,085)	$310,375

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Loss	Equity

Balance, December 31, 2024	43,004	$4	$697,592	$(406,857)	(4,642)	$(33,114)	$(24,532)	$233,093
Net loss	-	-	-	(5,244)	-	-	-	(5,244)
Other comprehensive income	-	-	-	-	-	-	973	973
Cash dividends ($0.025 per share)	-	-	-	(959)	-	-	-	(959)
Purchase of treasury stock	-	-	-	-	(10)	(42)	-	(42)
Stock-based compensation expense	-	-	1,469	-	-	-	-	1,469
Proceeds from exercise of options	50	-	-	-	-	-	-	-
Balance, March 31, 2025	43,054	$4	$699,061	$(413,060)	(4,652)	$(33,156)	$(23,559)	$229,290

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and its subsidiaries (which may be collectively referred to as the “Company,” “Clarus,” “we,” “us” or “our”) as of March 31, 2025 and December 31, 2024 and for the three months ended March 31, 2025 and 2024, have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), instructions to the Quarterly Report on Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments, except otherwise disclosed) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results for the three months ended March 31, 2025 are not necessarily indicative of the results to be obtained for the year ending December 31, 2025. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2025.

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

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenue and expenses during the reporting period. We continually evaluate our estimates and assumptions including those related to revenue recognition, income taxes and valuation of long-lived assets, goodwill and indefinite-lived intangible assets, and other intangible assets. We base our estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

Recent Accounting Pronouncements

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

NOTE 2. ACQUISITIONS

RockyMounts

On December 5, 2024, Clarus and its wholly-owned subsidiary, Rhino-Rack USA LLC, entered into an Asset Purchase Agreement (the “RockyMounts Purchase Agreement”) with RockyMounts, Inc. (the “Seller” or “RockyMounts”) and Robert C. Noyes, pursuant to which the Company agreed to (i) acquire certain assets and liabilities of the Seller constituting the RockyMounts business, including equipment, inventory, intellectual property (including exclusive use of the brand name ROCKYMOUNTS and the tradename ROCKY MOUNTS INC.), software, domain names and social media accounts, and (ii) assume certain liabilities related to the RockyMounts assets, including all liabilities and obligations of the Seller under the Assigned Contracts (as defined in the RockyMounts Purchase Agreement), arising or to be performed after the closing of the RockyMounts Purchase Agreement.

Pursuant to the RockyMounts Purchase Agreement, the purchase price to be paid for the RockyMounts assets is up to $8,000, which includes (i) $4,000 paid in cash at closing, subject to adjustment as set forth in the RockyMounts Purchase Agreement, (ii) the issuance of a promissory note by Rhino-Rack USA LLC in favor of the Seller in the original principal amount of $2,000, payable on the one-year anniversary of the closing of the RockyMounts Purchase Agreement, and (iii) the payment of additional contingent consideration of up to $2,000 in cash upon the satisfaction of certain net sales targets (the “RockyMounts Contingent Consideration”). The Company estimated the initial fair value of the RockyMounts Contingent Consideration to be $609 and recorded this liability within accrued liabilities. See Note 11 for discussion regarding the valuation of the RockyMounts Contingent Consideration as of March 31, 2025. The acquisition was accounted for as a business combination.

The Company believes the acquisition of RockyMounts will provide the Company with a greater combined global revenue base, increased gross margins, profitability and free cash flows, and access to increased liquidity to further acquire and grow businesses.

The following table is a reconciliation to the fair value of the purchase consideration and how the purchase consideration is allocated to assets acquired and liabilities assumed which have been estimated at their fair values. The fair value estimates for the purchase price allocation for RockyMounts are based on the Company’s best estimates and assumptions as of the reporting date and are considered preliminary. The fair value measurements of identifiable assets and liabilities, and the resulting goodwill related to the RockyMounts Acquisition are subject to change and the final purchase price allocations could be different from the amounts presented below. We expect to finalize the valuations as soon as practicable, but not later than one year from the date of the acquisition. The excess of purchase consideration over the assets acquired and liabilities assumed is recorded as goodwill. Goodwill for RockyMounts is included in the Adventure segment. The goodwill consists largely of the growth and profitability expected from these acquisitions.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

RockyMounts
December 5, 2024
Estimated Fair Value

Cash paid	$3,840

Seller Note	1,878

Contingent consideration	609

Total purchase consideration	$6,327

Assets acquired and liabilities assumed
Assets
Accounts receivable	$160
Inventories	928
Prepaid and other current assets	85
Property and equipment	97
Other intangible assets	2,366
Goodwill	2,741
Total assets	6,377

Liabilities
Accounts payable and accrued liabilities	$50
Total liabilities	50

Net Book Value Acquired	$6,327

The estimated fair value of inventory was recorded at expected sales price less cost to sell plus a reasonable profit margin for selling efforts.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

In connection with the acquisition, the Company acquired exclusive rights to RockyMounts’ trademarks, customer relationships, product technologies, and tradenames. The amounts assigned to each class of intangible asset, other than goodwill acquired, and the related average useful lives are as follows:

	RockyMounts
		Average
	Gross	Useful Life

Intangibles subject to amortization
Customer relationships	$1,138	3.0 years
Product technologies	374	3.0 years
Tradenames	622	3.0 years
Non-compete agreements	232	5.0 years
	$2,366	3.2 years

The full amount of goodwill of $2,741 at RockyMounts is expected to be deductible for tax purposes. No pre-existing relationships existed between the Company and RockyMounts or their sellers prior to the acquisition. RockyMounts revenue and operating income are included in the Adventure segment. Total revenue and net income of RockyMounts from the date of acquisition to December 31, 2024 were not material to the Company’s consolidated financial statements.

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

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Summarized results of discontinued operations for the Precision Sport segment are as follows:

Three Months Ended
March 31, 2024

Sales	$10,585
Cost of goods sold	(6,543)
Selling, general and administrative	(2,062)
Restructuring charges	(3)
Transaction costs	(3,440)
Interest expense, net	(2,455)
Other, net	(38)

(Loss) income from operations of discontinued operations	(3,956)
Gain on sale of discontinued operations	40,585

Income from discontinued operations before taxes	36,629
Income tax expense	8,283
Income from discontinued operations, net of tax	$28,346

In connection with the sale of the Precision Sport segment, all interest expense related to outstanding debt that was required to be repaid with the proceeds received from the sale pursuant to the terms of the Company’s credit facility is allocated to discontinued operations in our condensed consolidated financial statements for the three months ended March 31, 2024.

Summarized cash flow information for the Precision Sport segment discontinued operations are as follows:

Three Months Ended
March 31, 2024

Stock-based compensation	$5
Purchase of property and equipment	$886

NOTE 4. INVENTORIES

Inventories, as of March 31, 2025 and December 31, 2024, were as follows:

	March 31, 2025	December 31, 2024
Finished goods	$77,626	$72,329
Work-in-process	204	234
Raw materials and supplies	9,653	9,715
	$87,483	$82,278

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, net, as of March 31, 2025 and December 31, 2024, were as follows:

	March 31, 2025	December 31, 2024

Land	$2,850	$2,850
Building and improvements	6,613	5,891
Furniture and fixtures	5,026	4,958
Computer hardware and software	8,336	8,380
Machinery and equipment	17,020	16,795
Construction in progress	3,452	3,412
	43,297	42,286
Less accumulated depreciation	(25,452)	(24,680)
	$17,845	$17,606

Depreciation expense for continuing operations for the three months ended March 31, 2025 and 2024 was $883 and $1,026, respectively.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes the balances in goodwill by segment:

	Outdoor	Adventure	Total

Goodwill	$29,507	$96,966	$126,473
Accumulated goodwill impairments	(29,507)	(88,335)	(117,842)

Balance at December 31, 2024	$-	$3,804	$3,804

Balance at March 31, 2025	$-	$3,804	$3,804

Indefinite-Lived Intangible Assets

The following table summarizes the changes in indefinite-lived intangible assets:

Balance at December 31, 2024	$46,750

Impact of foreign currency exchange rates	336

Balance at March 31, 2025	$47,086

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Trademarks classified as indefinite-lived intangible assets by brand as of March 31, 2025 and December 31, 2024, were as follows:

	March 31, 2025	December 31, 2024
Black Diamond	$19,600	$19,600
PIEPS	3,020	2,899
Rhino-Rack	20,272	20,093
MAXTRAX	4,194	4,158
	$47,086	$46,750

Other Intangible Assets, net

The following table summarizes the changes in gross other intangible assets:

Gross balance at December 31, 2024	$77,960

Impact of foreign currency exchange rates	644

Gross balance at March 31, 2025	$78,604

Other intangible assets, net of amortization as of March 31, 2025 and December 31, 2024, were as follows:

	March 31, 2025
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life
Intangibles subject to amortization
Customer relationships	$59,165	$(37,530)	$21,635	13.6 years
Product technologies	16,946	(11,228)	5,718	9.9 years
Tradenames	2,261	(299)	1,962	9.5 years
Non-compete agreements	232	(15)	217	5.0 years
	$78,604	$(49,072)	$29,532	12.7 years

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

	December 31, 2024
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life

Customer relationships	$58,737	$(35,715)	$23,022	13.6 years
Product technologies	16,745	(10,528)	6,217	9.9 years
Tradenames	2,246	(197)	2,049	9.5 years
Core technologies	232	(4)	228	5.0 years
	$77,960	$(46,444)	$31,516	12.7 years

Amortization expense for continuing operations for the three months ended March 31, 2025 and 2024, was $2,224 and $2,449, respectively. Future amortization expense for other intangible assets as of March 31, 2025 is as follows:

Years Ending December 31,	Amortization Expense
2025 (excluding the three months ended March 31, 2025)	$6,531
2026	6,859
2027	4,917
2028	3,302
2029	2,486
2030	1,797
Thereafter	3,640
$29,532

NOTE 7. ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Accrued liabilities as of March 31, 2025 and December 31, 2024, were as follows:

	March 31, 2025	December 31, 2024

Accrued payroll and related items	$3,362	$4,054
Accrued bonus	1,028	1,866
Designated forward exchange contracts	523	-
Accrued warranty	2,000	2,212
Current lease liabilities	3,522	3,470
Accrued commissions	601	376
Contingent consideration liabilities	355	355
Accrued CPSC regulatory matter	2,500	2,500
Restructuring liabilities	440	541
Other	7,888	6,902
	$22,219	$22,276

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Other long-term liabilities as of March 31, 2025 and December 31, 2024, were as follows:

	March 31, 2025	December 31, 2024

Long-term lease liability	$10,796	$11,288
Contingent consideration liability	254	254
Other	1,259	1,212
	$12,309	$12,754

NOTE 8. LONG-TERM DEBT

Long-term debt as of March 31, 2025 and December 31, 2024, was as follows:

	March 31, 2025	December 31, 2024

Revolving credit facility (a)	$-	$-
Other debt (b)	1,919	1,888
Term loan (c)	-	-
	1,919	1,888
Less current portion	(1,919)	(1,888)
	$-	$-

(a)	On February 29, 2024, upon the closing of the disposition of the Precision Sport segment, the Company terminated and paid off amounts outstanding under the revolving credit facility, and pursuant to the Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto (the “Restated Credit Agreement”), in full. The Company paid interest monthly on any borrowings on the Restated Credit Agreement.
(b)	On December 5, 2024, pursuant to the RockyMounts Purchase Agreement, Clarus and its wholly-owned subsidiary, Rhino-Rack USA LLC, issued a promissory note in favor of RockyMounts, Inc. in the principal amount of $2,000, payable on December 5, 2025. Imputed interest is included within the principal amount and the fair value of the note was $1,878 on the date of issuance. As of March 31, 2025 and December 31, 2024, the borrowing rate was 6.5%.

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

At March 31, 2025, the Company’s derivative contracts had remaining maturities of less than one year. The counterparties to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure of the Company’s credit risk to the counterparties is generally limited to the aggregate unrealized loss of all contracts with that counterparty, which was $516 as of March 31, 2025. The Company’s exposure of counterparty credit risk is limited to the aggregate unrealized gain on all contracts. As of March 31, 2025, there was no such exposure to the counterparties. The Company’s derivative counterparties have strong credit ratings and as a result, the Company does not require collateral to facilitate transactions.

The Company held the following contracts designated as hedging instruments as of March 31, 2025 and December 31, 2024:

March 31, 2025
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	$4,987	February 2026
Foreign exchange contracts - Euros	€ 21,156	February 2026

December 31, 2024
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	$1,379	February 2025
Foreign exchange contracts - Euros	€ 6,711	August 2025

For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive loss and reclassified to sales in the period the underlying hedged transaction is recognized in earnings. Gains of $76 and $81 were reclassified to sales during the three months ended March 31, 2025 and 2024, respectively.

The following table presents the balance sheet classification and fair value of derivative instruments as of March 31, 2025 and December 31, 2024:

	Classification	March 31, 2025	December 31, 2024

Derivative instruments in asset positions:
Designated forward exchange contracts	Prepaid and other current assets	$7	$600

Derivative instruments in liability positions:
Designated forward exchange contracts	Accrued liabilities	$523	$-

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss (“AOCI”) primarily consists of foreign currency translation adjustments and changes in our forward foreign exchange contracts. The following table sets forth the changes in AOCI, net of tax, for the three months ended March 31, 2025:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2024	$(24,858)	$326	$(24,532)
Other comprehensive income (loss) before reclassifications	1,717	(687)	1,030
Amounts reclassified from other comprehensive income (loss)	-	(57)	(57)
Net current period other comprehensive income (loss)	1,717	(744)	973
Balance as of March 31, 2025	$(23,141)	$(418)	$(23,559)

The following table sets forth the changes in AOCI, net of tax, for the three months ended March 31, 2024:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2023	$(15,223)	$(191)	$(15,414)
Other comprehensive (loss) income before reclassifications	(4,035)	667	(3,368)
Amounts reclassified from other comprehensive (loss) income	-	(303)	(303)
Net current period other comprehensive (loss) income	(4,035)	364	(3,671)
Balance as of March 31, 2024	$(19,258)	$173	$(19,085)

The effects on net income of amounts reclassified from unrealized gains on cash flow hedges for foreign exchange contracts for the three months ended March 31, 2025 and 2024, were as follows:

	Gains reclassified from AOCI to the Consolidated Statements of Comprehensive (Loss) Income
Affected line item in the Consolidated	Three Months Ended
Statements of Comprehensive (Loss) Income	March 31, 2025	March 31, 2024
Foreign exchange contracts:
Sales	$76	$81
Less: Income tax expense	19	19
Amount reclassified, net of tax	$57	$62

Total reclassifications from AOCI	$57	$62

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

Items Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025
	Level 1	Level 2	Level 3	Total

Assets
Designated forward exchange contracts	$-	$7	$-	$7
	$-	$7	$-	$7

Liabilities
Designated forward exchange contracts	$-	$523	$-	$523
Contingent consideration liabilities	$-	$-	$609	$609
	$-	$523	$609	$1,132

	December 31, 2024
	Level 1	Level 2	Level 3	Total

Assets
Designated forward exchange contracts	$-	$600	$-	$600
	$-	$600	$-	$600

Liabilities
Contingent consideration liabilities	$-	$-	$609	$609
	$-	$-	$609	$609

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

The following table summarizes the changes in contingent consideration liabilities:

RockyMounts

Balance at December 31, 2024	$609

Fair value adjustments	-

Balance at March 31, 2025	$609

As the contingent consideration liabilities are remeasured to fair value each reporting period, significant increases or decreases in projected sales, discount rates or the time until payment is made could have resulted in a significantly lower or higher fair value measurement. Our determination of fair value of the contingent consideration liabilities could change in future periods based on our ongoing evaluation of these significant unobservable inputs. As of March 31, 2025, the net sales threshold required for the payment of the TRED Contingent Consideration is not expected to be met.

NOTE 12. STOCKHOLDERS’ EQUITY

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis. The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. On May 6, 2025, the Company announced that its Board of Directors approved the payment on May 28, 2025 of the Quarterly Cash Dividend of $0.025 to the record holders of shares of the Company’s common stock as of the close of business on May 19, 2025.

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

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings (loss) per share:

	Three Months Ended
	March 31, 2025	March 31, 2024

Weighted average shares outstanding - basic	38,366	38,208
Effect of dilutive stock awards	-	-
Weighted average shares outstanding - diluted	38,366	38,208

Loss from continuing operations per share:
Basic	$(0.14)	$(0.17)
Diluted	(0.14)	(0.17)

Income from discontinued operations per share:
Basic	$-	$0.74
Diluted	-	0.74

Net (loss) income per share:
Basic	$(0.14)	$0.57
Diluted	(0.14)	0.57

For the three months ended March 31, 2025 and 2024, equity awards of 4,265 and 5,047, respectively, were excluded from the calculation of earnings (loss) per share for these periods as they were anti-dilutive.

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

Options Granted:

During the three months ended March 31, 2025, the Company issued stock option awards for an aggregate of 550 shares of Common Stock under the 2015 Plan to directors and employees of the Company. Of the 550 stock options, 500 stock options shall vest and become exercisable one year from the date of the grant and 50 stock options shall vest and become exercisable over a period of three years from the date of the grant. All of the issued stock options expire ten years from the date of the grant.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Options Granted During the Three Months Ended March 31, 2025

Number of options	550
Option vesting period	1 - 3 Years
Grant price (per share)	$4.02
Dividend yield	2.49%
Expected volatility (a)	50.6% - 52.8%
Risk-free interest rate	4.01% - 4.07%
Expected life (years) (b)	5.50 - 6.50
Weighted average fair value (per share)	$1.71 - $1.74

(a)	Expected volatility is based upon the Company’s historical volatility.

(b)	The expected term was determined based upon the underlying terms of the awards and the category and employment history of employee award recipient.

The grant date fair value of the stock options granted during the three months ended March 31, 2025 was $940, which will be recognized over the vesting period of the options.

During the three months ended March 31, 2025, the Company did not issue any restricted stock awards under the 2015 Plan to directors and employees of the Company.

The total non-cash stock compensation expense for continuing operations related to restricted stock, stock options and stock awards recorded by the Company for the three months ended March 31, 2025 and 2024 was $1,469 and $1,178, respectively. For the three months ended March 31, 2025 and 2024, the majority of stock-based compensation costs were classified as selling, general and administrative expenses.

As of March 31, 2025, there were 1,057 unvested stock options and unrecognized compensation cost of $2,500 related to unvested stock options, as well as 1,050 unvested restricted stock awards and unrecognized compensation costs of $3,449 related to unvested restricted stock awards.

NOTE 15. RESTRUCTURING

Starting in 2023, the Company began incurring expenses to facilitate long-term sustainable growth through cost reduction actions, consisting of employee reductions, facility rationalization and contract termination costs. During the three months ended March 31, 2025 and 2024, the Company incurred $173 and $370, respectively, of restructuring charges related to these actions. The Company has incurred $5,344 of cumulative restructuring charges since the commencement of our restructuring actions in 2023. The Company accrues for restructuring costs when they are probable and reasonably estimable. These costs include severance costs, exit costs, and other restructuring costs and are included in restructuring charges in the condensed consolidated statements of comprehensive (loss) income. Severance costs primarily consist of severance benefits through payroll continuation, conditional separation costs and employer tax liabilities, while exit costs primarily consist of lease exit and contract termination costs. Other costs consist primarily of costs related to the discontinuance of certain product lines and are distinguishable and directly attributable to the Company’s restructuring initiative and not a result of external market factors associated with the ongoing business. We estimate that we will continue to incur restructuring costs related to employee-related costs and facility exit costs during the year ended December 31,

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

2025; however, the Company cannot estimate the total amount expected to be incurred as cost reduction actions continue to be evaluated. The Company anticipates completing these restructuring activities in the year ended December 31, 2025.

The following table summarizes the restructuring charges, payments and the remaining liabilities related to restructuring costs at March 31, 2025, which are included within accrued liabilities in the condensed consolidated balance sheets:

	Outdoor	Adventure	Corporate	Total
Balance at December 31, 2024	$541	$-	$-	$541
Charges to expense:
Employee termination benefits	143	-	-	143
Exit costs	30	-	-	30
Total restructuring charges	$173	$-	$-	$173
Cash payments and non-cash charges:
Cash payments	(274)	-	-	(274)
Balance at March 31, 2025	$440	$-	$-	$440

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

The Company is involved in various legal disputes and other legal proceedings that arise from time to time in the ordinary course of business. Anticipated costs related to litigation matters are accrued when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Based on currently available information, the Company does not believe that it is reasonably possible that the disposition of any of the legal disputes the Company or its subsidiaries is currently involved in will have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows, except for the U.S. Consumer Product Safety Commission (“CPSC”) and Department of Justice matter discussed below. There is a reasonable possibility of loss from contingencies in excess of the amounts accrued by the Company in the accompanying condensed consolidated balance sheets; however, the actual amounts of such possible losses cannot currently be reasonably estimated by the Company. It is possible that, as additional information becomes available, the Company may subsequently determine that it may incur losses from such contingencies materially in excess of the amounts initially accrued by the Company which could have a material adverse effect on the Company’s liquidity, stock price, consolidated financial position, results of operations and/or cash flows. See Part II, Item 1. “Legal Proceedings.”

Legal expenses incurred in the ordinary course of business are included in selling, general, and administrative expenses in the consolidated statements of comprehensive (loss) income except as described below.

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

On January 23, 2025, the Company and BDEL were each served with grand jury subpoenas from the United States Department of Justice requiring the production of documents relating to avalanche transmitters distributed by BDEL. The Company and BDEL intend to cooperate with this investigation.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

On March 13, 2025, the Company received a letter from the CPSC requesting various categories of documents and information in connection with an investigation into whether BDEL sold products that were subject to a recall. The Company is cooperating with this investigation.

Based on currently available information, the Company believes an unfavorable outcome with the CPSC is probable, however, we cannot reasonably estimate on what terms this matter will be resolved with the CPSC or the U.S. Department of Justice. During the year ended December 31, 2024, the Company recorded a liability of $2,500 representing the low end of the range of our estimated exposure. The Company does not have a better estimate of the loss; therefore the low-end of the range was recorded as an accrued liability during the first quarter of 2024 and a corresponding expense is included in legal costs and regulatory matter expenses in the consolidated statements of comprehensive (loss) income.

We believe it is reasonably possible that a change in our ability to estimate the amount of loss could occur in the near term and that the change in the estimate could be material. In addition, as this matter is ongoing, the Company is currently unable to predict its duration, resources required or outcome, or the impact it may have on the Company’s liquidity, financial condition, results of operations and/or cash flows. Any penalties imposed by the CPSC or other regulators could be costly to us and could damage our business and reputation as well as have a material adverse effect on the Company’s liquidity, stock price, consolidated financial position, results of operations and/or cash flows. During the three months ended March 31, 2025 and 2024, the Company incurred legal expenses of $578 and $205, respectively, in efforts to resolve this matter. These legal expenses are included in legal costs and regulatory matter expenses in the consolidated statements of comprehensive (loss) income.

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

On March 14, 2025, the Court issued an Opinion and Order granting the defendants’ motion for summary judgment on the ground that they qualified for the market making exemption under Section 16(d) of the Exchange Act.  On April 11, 2025, the Company filed a timely Notice of Appeal.

Clarus Corporation v. Caption Management, LLC, et al.

On March 8, 2024, the Company filed a lawsuit in the United States District Court for the Southern District of New York against Caption Management, LLC, Caption Partners II LP, Caption GP, LLC, William Cooper and Jason Strasser (“Caption Management”), seeking disgorgement of short-swing profits from transactions in the Company’s stock and related derivative securities in violation of Section 16(b) of the Securities Exchange Act of 1934, as amended.

Defendants filed a motion to dismiss and on March 24, 2025, the Court issued an Order and Opinion denying the motion to dismiss and directing the defendants to answer the Complaint and proceed to discovery.

During the three months ended March 31, 2025 and 2024, the Company incurred legal expenses of $47 and $297, respectively, in the efforts to bring the cases against HAP Trading and Caption Management to trial. These legal expenses are included in legal costs and regulatory matter expenses in the consolidated statements of comprehensive (loss) income.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 17. INCOME TAXES

The Company’s U.S. federal statutory tax rate is 21% and its foreign operations have statutory tax rates of approximately 23% in Austria, 28% in New Zealand, and 30% in Australia.

The difference between the Company’s estimated effective tax rate benefit of 13.3% for the three months ended March 31, 2025, and the U.S. federal statutory tax rate of 21% was primarily due to the impact of valuation allowance, stock compensation, and research and experimentation expenditures and credits in the first quarter of 2025.

As of December 31, 2024, the Company’s gross deferred tax asset was $35,658. The Company has recorded a valuation allowance of $23,344, resulting in a net deferred tax asset of $12,314, before deferred tax liabilities of $24,488. As of March 31, 2025 and December 31, 2024, the Company has provided a full valuation allowance against all of the U.S. deferred tax assets because the ultimate realization of those assets did not meet the more-likely-than-not criteria. Part of the Company’s deferred tax assets consist of net operating loss carryforwards (“NOLs”) for federal tax purposes. If a change in control were to occur, these could be limited under Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended.

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

As of December 31, 2024, the Company had NOLs and research and experimentation credit for U.S. federal income tax purposes of $0 and $5,439, respectively.

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

Financial information for our segments, as well as revenue by geography, which the Company believes provides a meaningful depiction how the nature, timing and uncertainty of revenue are affected by economic factors, is as follows:

	Three Months Ended March 31, 2025
	Outdoor	Adventure	Total
Sales
Domestic sales	$20,694	$4,115	$24,809
International sales	23,629	11,995	35,624
Total sales	44,323	16,110	60,433
Cost of goods sold	29,354	10,165
Inventory fair value of purchase accounting	-	120
Selling, general and administrative	14,026	8,839
Restructuring charges	173	-
Transaction costs	70	40
Legal costs and regulatory matter expenses	578	-
Segment operating income (loss)	$122	$(3,054)	$(2,932)
Corporate costs			(3,830)
Interest income, net			257
Other, net			459
Loss before income tax			$(6,046)

	Three Months Ended March 31, 2024
	Outdoor	Adventure	Total
Sales
Domestic sales	$23,629	$4,655	$28,284
International sales	23,393	17,634	41,027
Total sales	47,022	22,289	69,311
Cost of goods sold	30,001	13,730
PFAS and other inventory reserves	729	-
Selling, general and administrative	15,072	9,183
Restructuring charges	224	146
Legal costs and regulatory matter expenses	2,705	-
Segment operating loss	$(1,709)	$(770)	$(2,479)
Corporate costs			(4,295)
Interest income, net			370
Other, net			(909)
Loss before income tax			$(7,313)

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

There were no intercompany sales between the Outdoor and Adventure segments for the periods presented.

Total assets by segment, as of March 31, 2025 and December 31, 2024, were as follows:

	March 31, 2025	December 31, 2024

Outdoor	$142,452	$137,062
Adventure	118,885	120,063
Corporate	31,500	36,969
	$292,837	$294,094

Capital expenditures, depreciation and amortization by segment is as follows.

	Three Months Ended
	March 31, 2025	March 31, 2024
Capital expenditures:
Outdoor	$1,143	$720
Adventure	38	291
Total capital expenditures	$1,181	$1,011
Depreciation:
Outdoor	$506	$673
Adventure	377	353
Total depreciation	$883	$1,026
Amortization:
Outdoor	$283	$286
Adventure	1,941	2,163
Total amortization	$2,224	$2,449

NOTE 19. SUBSEQUENT EVENT

On May 8, 2025, BD European Holdings, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company, entered into a Share Purchase and Transfer Agreement to sell Black Diamond Austria GmbH and its operating subsidiary, PIEPS GmbH, to a private investment firm for a total purchase price of €7,800 or approximately $8,400 including cash and debt. The agreement governing the sale has been executed by the parties and will become binding upon receipt by the notary in Austria of the original of the signed power of attorney of the purchaser, a copy of which has already been provided to the notary. The Company expects the transaction to close before the end of the third quarter of 2025 subject to customary closing conditions and other regulatory matters, including foreign direct investment requirements.

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

Potential risks and uncertainties that could cause the actual results of operations or financial condition of the Company to differ materially from those expressed or implied by forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, the overall level of consumer demand on our products; general economic conditions and other factors affecting consumer confidence, preferences, and behavior; the potential impact of the uncertain macroeconomic environment on our financial results, including, but not limited to, the effects of sustained global inflationary pressures and interest rates, potential economic slowdowns or recessions, trade restrictions and regulatory changes, and global supply chain disruptions; the effect of inflation on our business, including any future pricing actions taken in an effort to mitigate the effects of inflation and potential impacts on our revenue, operating margins and net income; disruption and volatility in the global currency, capital and credit markets; the financial strength of retail economies and the Company’s customers; the Company’s ability to implement its business strategy; the ability of the Company to execute and integrate acquisitions; the Company’s exposure to product liability or product warranty claims and other loss contingencies, including, without limitation, recalls and liability claims relating to certain avalanche beacon transceivers distributed by BDEL; disruptions and other impacts to the Company’s business, as a result of an outbreak of disease or similar public health threat, and government actions and restrictive measures implemented in response; stability of the Company’s manufacturing facilities and suppliers, as well as consumer demand for our products, in light of disease epidemics and health-related concerns; the impact that global climate change trends may have on the Company and its suppliers and customers, increased focus on sustainability issues as a result of global climate change; regulatory or market responses to global climate change; the Company’s ability to protect patents, trademarks and other intellectual property rights; any breaches of, or interruptions in, our information systems; the ability of our information technology systems or information security systems to operate effectively, including as a result of security breaches, viruses, hackers, malware, natural disasters, vendor business interruptions or other causes; our ability to properly maintain, protect, repair or upgrade our information technology systems or information security systems, or problems with our transitioning to upgraded or replacement systems; the impact of adverse publicity about the Company and/or its brands and products, including without limitation, through social media or in connection with brand damaging events and/or public perception; the potential impact of the Consumer Products Safety Commission’s and the U.S. Department of Justice’s investigations related to BDEL’s reporting obligations under the Consumer Product Safety Act in connection with BDEL’s recall of certain models of its avalanche transceivers on our business, results of operations, and financial condition; fluctuations in the price, availability and quality of raw materials and contracted products as well as foreign currency fluctuations; ongoing disruptions and delays in the shipping and transportation of our products due to port congestion, container ship availability and/or other logistical challenges; the impact of political unrest, natural disasters or other crises, terrorist acts, acts of war and/or military operations; our ability to utilize our net operating loss carryforwards; changes in tax laws and liabilities, tariffs, legal, regulatory, political and economic risks; the Company’s ability to maintain a quarterly dividend; our ability to obtain additional capital and funding on acceptable terms to meet our financial obligations as well as to support our business operations and growth strategy; the possibility that a condition to closing of the sale of PIEPS may not be satisfied and the sale will not be consummated which could negatively impact the price of the Company’s shares of common stock or the business, results of operations, and financial condition of the Company; and any material differences in the actual financial results of the Company’s past and future acquisitions, including the impact of acquisitions and any recognition of impairment or other charges relating to any such acquisitions on the Company’s future earnings per share. More

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

information on potential factors that could affect the Company’s financial results is included from time to time in the Company’s public reports filed with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to the Company as of the date of this Quarterly Report on Form 10-Q, and speak only as of the date hereof. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

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

On February 29, 2024, the Company completed the sale of all of the equity associated with the Company’s Precision Sport segment, comprised of the Company’s subsidiaries Sierra and Barnes, pursuant to a Purchase and Sale Agreement dated as of December 29, 2023 (the “Precision Sport Purchase Agreement”). Under the terms of the Precision Sport Purchase Agreement, the Company received net proceeds of approximately $37,871 in cash, after payment of certain fees and settlement of the Restated Credit Agreement, for all of the equity associated with the Company’s Precision Sport segment. The activities of the Precision Sport segment have been segregated and reported as discontinued operations for all periods

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

presented. See Note 3 to our condensed consolidated financial statements for financial information regarding discontinued operations.

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis. The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. On May 6, 2025, the Company announced that its Board of Directors approved the payment on May 28, 2025 of the Quarterly Cash Dividend of $0.025 to the record holders of shares of the Company’s common stock as of the close of business on May 19, 2025.

Restructuring

Starting in 2023, the Company began incurring expenses to facilitate long-term sustainable growth through cost reduction actions, consisting of employee reductions, facility rationalization and contract termination costs. During the three months ended March 31, 2025 and 2024, the Company incurred $173 and $370, respectively, of restructuring charges related to these actions. The Company has incurred $5,344 of cumulative restructuring charges since the commencement of our restructuring actions in 2023. The Company accrues for restructuring costs when they are probable and reasonably estimable. These costs include severance costs, exit costs, and other restructuring costs and are included in restructuring charges in the condensed consolidated statements of comprehensive (loss) income. Severance costs primarily consist of severance benefits through payroll continuation, conditional separation costs and employer tax liabilities, while exit costs primarily consist of lease exit and contract termination costs. Other costs consist primarily of costs related to the discontinuance of certain product lines and are distinguishable and directly attributable to the Company’s restructuring initiative and not a result of external market factors associated with the ongoing business. We estimate that we will continue to incur restructuring costs related to employee-related costs and facility exit costs during the year ended December 31, 2025; however, the Company cannot estimate the total amount expected to be incurred as cost reduction actions continue to be evaluated. The Company anticipates completing these restructuring activities in the year ended December 31, 2025.

Critical Accounting Policies and Use of Estimates

Management’s discussion of our financial condition and results of operations is based on the consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting periods. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in our Annual Report on Form 10-K for the year ended December 31, 2024. We base our estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

There have been no significant changes to our critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2024.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 to our condensed consolidated financial statements.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Results of Operations

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

The following presents a discussion of operations for the three months ended March 31, 2025, compared with the three months ended March 31, 2024.

	Three Months Ended
	March 31, 2025	March 31, 2024

Sales
Domestic sales	$24,809	$28,284
International sales	35,624	41,027
Total sales	60,433	69,311

Cost of goods sold	39,639	44,460
Gross profit	20,794	24,851

Operating expenses
Selling, general and administrative	26,616	28,215
Restructuring charges	173	370
Transaction costs	142	38
Legal costs and regulatory matter expenses	625	3,002

Total operating expenses	27,556	31,625

Operating loss	(6,762)	(6,774)

Other income (expense)
Interest income, net	257	370
Other, net	459	(909)

Total other income (expense), net	716	(539)

Loss before income tax	(6,046)	(7,313)
Income tax benefit	(802)	(851)
Loss from continuing operations	(5,244)	(6,462)

Discontinued operations, net of tax	-	28,346

Net (loss) income	$(5,244)	$21,884

Sales

Total sales decreased $8,878, or 12.8%, to $60,433 during the three months ended March 31, 2025, compared to total sales of $69,311 during the three months ended March 31, 2024. The decrease in sales was attributable to a decrease in sales at the Adventure and Outdoor segments of $6,178 and $2,700, respectively.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Sales in the Outdoor segment were reduced by $696 due to foreign exchange impact from the strengthening of the U.S. dollar primarily against the euro during the three months ended March 31, 2025, compared to the prior period. Sales in the Adventure segment were reduced by $569 due to foreign exchange impact from the strengthening of the U.S. dollar against the Australian dollar during the three months ended March 31, 2025, compared to the prior period.

Sales in the Adventure segment decreased due to significantly lower demand from global original equipment manufacturer (“OEM”) customers and a challenging wholesale market in Australia for both Rhino-Rack and MAXTRAX, combined with a prior year large wholesale customer in North America not reoccurring in the three months ended March 31, 2025, partially offset by a $1,342 increase from the RockyMounts acquisition. Sales in the Outdoor segment decreased due to our product simplification and SKU rationalization strategy across Black Diamond, combined with the impact from the shift in timing for independent global distributor (“IGD”) revenues from the three months ended March 31, 2025.

Domestic sales decreased $3,475, or 12.3%, to $24,809 during the three months ended March 31, 2025, compared to domestic sales of $28,284 during the three months ended March 31, 2024. The decrease in sales was attributable to decreases at the Outdoor and Adventure segments of $2,936 and $539, respectively.

International sales decreased $5,403, or 13.2%, to $35,624 during the three months ended March 31, 2025, compared to international sales of $41,027 during the three months ended March 31, 2024. The decrease in sales was attributable to decreases at the Adventure segment of $5,639, partially offset by increases at the Outdoor segment of $236.

Cost of Goods Sold

Cost of goods sold decreased $4,821, or 10.8%, to $39,639 during the three months ended March 31, 2025, compared to cost of goods sold of $44,460 during the three months ended March 31, 2024.

Gross Profit

Gross profit decreased $4,057, or 16.3%, to $20,794 during the three months ended March 31, 2025, compared to gross profit of $24,851 during the three months ended March 31, 2024. Gross margin was 34.4% during the three months ended March 31, 2025, compared to a gross margin of 35.9% during the three months ended March 31, 2024. Gross margin during the three months ended March 31, 2025, decreased compared to the prior year as a result of lower volumes and unfavorable product mix at the Outdoor and Adventure segments. Specifically, the unfavorable product mix at Outdoor was related to high levels of discontinued merchandise that was sold during the quarter, including the vast majority of the remaining Per- and Polyfluoroalkyl Substances (“PFAS”) inventory. The unfavorable product mix at Adventure was primarily driven by promotional sales efforts in North America. This combined with lower wholesale volume at both Rhino-Rack and MAXTRAX in Australia drove the decline in gross margin compared to the three months ended March 31, 2024.

Selling, General and Administrative

Selling, general, and administrative expenses decreased $1,599, or 5.7%, to $26,616 during the three months ended March 31, 2025, compared to selling, general and administrative expenses of $28,215 during the three months ended March 31, 2024. Selling, general and administrative expenses at the Outdoor segment decreased by $1,042 primarily as a result of lower wages and digital marketing costs, as well as lower retail expenses at the Outdoor segment due to store closures and other expense reduction initiatives across both segments to manage costs. Selling, general and administrative expenses at the Adventure segment decreased by $346 primarily as a result of lower marketing and amortization costs, combined with other expense reduction initiatives, partially offset by a write-off of internally developed software during the three months ended March 31, 2025.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Restructuring Charges

Restructuring charges decreased to $173 during the three months ended March 31, 2025, compared to restructuring charges of $370 during the three months ended March 31, 2024. The restructuring charges incurred during the three months ended March 31, 2025 relate to benefits provided to employees who were terminated due to the Company’s reduction-in-force as part of its continued realignment of resources within the organization of $143 and lease exit and contract termination costs of $30.

Transaction Costs

Transaction costs increased to $142 during the three months ended March 31, 2025, compared to transaction costs of $38 during the three months ended March 31, 2024, which consisted of expenses related to the Company’s various acquisition efforts.

Legal Costs and Regulatory Matter Expenses

Legal costs and regulatory matter expenses decreased to $625 during the three months ended March 31, 2025, compared to legal costs and regulatory matter expenses of $3,002 during the three months ended March 31, 2024, which consisted of expenses related to the Company’s specific legal matters. See Note 16 to our condensed consolidated financial statements for financial information regarding specific legal matters.

Interest Income, net

Interest income, net decreased to $257 during the three months ended March 31, 2025, compared to interest income, net of $370 during the three months ended March 31, 2024. The decrease in interest income recognized during the three months ended March 31, 2025, was due to lower interest rates, compared to the prior period.

Other, net

Other, net, changed by $1,368, or 150.5%, to $459 during the three months ended March 31, 2025, compared to other, net of ($909) during the three months ended March 31, 2024. The change in other, net, was primarily attributable to an increase in remeasurement gains recognized on the Company’s foreign denominated accounts receivable and accounts payable. The change was partially offset by losses in mark-to-market adjustments on non-hedged foreign currency contracts during the three months ended March 31, 2025.

Income Taxes

Income tax benefit decreased by $49, or 5.8%, to $802 during the three months ended March 31, 2025, compared to $851 during the same period in 2024. Our effective income tax rate was a benefit of 13.3% for the three months ended March 31, 2025, and differed compared to the statutory tax rates primarily due to the impact of valuation allowance, stock compensation, and research and experimentation expenditures and credits. For the three months ended March 31, 2024, our effective income tax rate was a benefit of 11.6% and differed compared to the statutory tax rates primarily due to the impact of stock compensation, research and experimentation expenditures and credits, and discrete stock option shortfalls.

Discontinued Operations

Net income from discontinued operations was $0 during the three months ended March 31, 2025, compared to net income from discontinued operations of $28,346 during the three months ended March 31, 2024. The change in net income from discontinued operations is due to the sale of the Precision Sport segment occurring during the three months ended March 31, 2024. There was no activity in discontinued operations during the three months ended March 31, 2025.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Liquidity and Capital Resources

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

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

At March 31, 2025, we had total cash of $41,315, compared to total cash of $45,359 at December 31, 2024. At March 31, 2025, the Company had $6,894 of the $41,315 in cash held by foreign entities, of which $5,524 is considered permanently reinvested.

The following presents a discussion of cash flows for the condensed consolidated three months ended March 31, 2025 compared with the condensed consolidated three months ended March 31, 2024.

	Three Months Ended
	March 31, 2025	March 31, 2024

Net cash used in operating activities	$(2,073)	$(16,361)
Net cash (used in) provided by investing activities	(1,181)	173,608
Net cash used in financing activities	(1,001)	(120,848)
Effect of foreign exchange rates on cash	211	(239)
Change in cash	(4,044)	36,160
Cash, beginning of year	45,359	11,324
Cash, end of period	$41,315	$47,484

Net Cash From Operating Activities

Net cash used in operating activities was $2,073 during the three months ended March 31, 2025, compared to net cash used in operating activities of $16,361 during the three months ended March 31, 2024. The change in net cash used in operating activities during 2025 is primarily due to the gain on sale of $40,585 during the three months ended March 31, 2024 related to the disposition of the Precision Sport segment and a decrease in cash outflows related to working capital of $8,899. These were partially offset by a decrease in net income and deferred income taxes during the three months ended March 31, 2025, compared to the same period in 2024.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Free cash flow, defined as net cash used in operating activities less capital expenditures, of $3,254 was used during the three months ended March 31, 2025 compared to $18,258 used during the same period in 2024. The Company believes that the non-GAAP measure, free cash flow, provides an understanding of the capital required by the Company to expand its asset base. A reconciliation of free cash flows to the nearest comparable GAAP financial measure is set forth below:

	Three Months Ended
	March 31, 2025	March 31, 2024

Net cash used in operating activities	$(2,073)	$(16,361)
Purchase of property and equipment	(1,181)	(1,897)
Free cash flow	$(3,254)	$(18,258)

Net Cash From Investing Activities

Net cash used in investing activities was $1,181 during the three months ended March 31, 2025, compared to net cash provided by investing activities of $173,608 during the three months ended March 31, 2024. The change in cash (used in) provided by investing activities during the three months ended March 31, 2025 is primarily due to the cash received related to the disposition of the Precision Sport segment during the three months ended March 31, 2024.

Net Cash From Financing Activities

Net cash used in financing activities was $1,001 during the three months ended March 31, 2025, compared to net cash used in financing activities of $120,848 during the three months ended March 31, 2024. The change in net cash used in financing activities during the three months ended March 31, 2025, compared to the same period in 2024 was primarily due to the settlement of all outstanding borrowings on our revolving credit facility and term debt under the Restated Credit Agreement during the three months ended March 31, 2024.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been any material change in the market risk disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15I and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2025, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Executive Chairman and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2025, were effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Litigation

The Company is involved in various lawsuits arising from time to time that the Company considers ordinary routine litigation incidental to its business. Amounts accrued for litigation matters represent the anticipated costs (damages and/or settlement amounts) in connection with pending litigation and claims and related anticipated legal fees and other expenses or costs for defending such actions, which legal fees and expenses or costs are expensed as incurred. The costs are accrued when it is both probable that a liability has been incurred and the amount can be reasonably estimated. The accruals are based upon the Company’s assessment, after consultation with counsel (if deemed appropriate), of probable loss based on the facts and circumstances of each case, the legal issues involved, the nature of the claim made, the nature of the damages sought and any relevant information about the plaintiffs and other significant factors that vary by case. When it is not possible to estimate a specific expected cost to be incurred, the Company evaluates the range of probable loss and records the minimum end of the range. Based on currently available information, and except as set forth herein, the Company does not believe that it is reasonably possible that the disposition of any of the legal disputes the Company or its subsidiaries is currently involved in will have a material adverse effect upon the Company’s consolidated financial condition, results of operations or cash flows, except for the CPSC matter discussed below. There is a reasonable possibility of loss from contingencies in excess of the amounts accrued by the Company in the accompanying condensed consolidated balance sheets; however, the actual amounts of such possible losses cannot currently be reasonably estimated by the Company at this time. It is possible that, as additional information becomes available, the impact on the Company could have a different effect.

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

CLARUS CORPORATION

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

John C. Walbrecht, the former President of BDEL and the Company, received a letter from the CPSC dated June 25, 2024, alleging that in his personal capacity he knowingly violated the Consumer Product Safety Act by failing to timely report the occurrence resulting in beacons switching unexpectedly out of “send” mode. The staff of the CPSC recommended a $5,000,000 fine against Mr. Walbrecht personally. Pursuant to the Company’s by-laws, the Company has agreed to indemnify Mr. Walbrecht and pay his legal fees, and he has provided an undertaking to the Company that the Company will be entitled to recover those expenses if it is ultimately determined that he was not entitled to indemnification. On August 26, 2024, Mr. Walbrecht’s independent counsel responded to the CPSC, denying the allegations of its June 25, 2024 letter and rejecting its demand for a penalty.

On January 23, 2025, the Company and BDEL were each served with grand jury subpoenas from the United States Department of Justice requiring the production of documents relating to avalanche transmitters distributed by BDEL. The Company and BDEL intend to cooperate with this investigation.

On March 13, 2025, the Company received a letter from the CPSC requesting various categories of documents and information in connection with an investigation into whether BDEL sold products that were subject to a recall. The Company is cooperating with this investigation.

Based on currently available information, the Company believes an unfavorable outcome with the CPSC is probable, however, we cannot reasonably estimate on what terms this matter will be resolved with the CPSC or the U.S. Department of Justice. During the year ended December 31, 2024, the Company recorded a liability of $2,500,000 representing the low end of the range of our estimated exposure. The Company does not have a better estimate of the loss; therefore the low-end of the range was recorded as an accrued liability during the first quarter of 2024 and a corresponding expense is included in legal costs and regulatory matter expenses in the consolidated statements of comprehensive (loss) income. Any

CLARUS CORPORATION

penalties imposed by the CPSC or other regulators, could be costly to us and could damage our business and reputation as well as have a material adverse effect on the Company’s liquidity, stock price, consolidated financial position, results of operations and/or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 5. OTHER INFORMATION

During the three month period ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, nor did the Company during such fiscal quarter adopt or terminate any “Rule 10b5-1 trading arrangement”.

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

CLARUS CORPORATION
Date: May 8, 2025	By:	/s/ Warren B. Kanders
	Name:	Warren B. Kanders
	Title:	Executive Chairman
(Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Michael J. Yates
	Name:	Michael J. Yates
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)