Form 10-Q
period 2025-06-30
Clarus Corp
filed 2025-07-31
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2025

or

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

As of July 24, 2025, there were 38,401,824 shares of common stock, par value $0.0001, outstanding.

CLARUS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash	$28,474	$45,359
Accounts receivable, less allowance for
credit losses of $1,146 and $1,271	37,963	43,678
Inventories	91,527	82,278
Prepaid and other current assets	6,770	5,555
Income tax receivable	1,863	910
Assets held for sale	9,330	-
Total current assets	175,927	177,780

Property and equipment, net	18,247	17,606
Other intangible assets, net	27,570	31,516
Indefinite-lived intangible assets	45,022	46,750
Goodwill	3,804	3,804
Deferred income taxes	35	36
Other long-term assets	15,905	16,602
Total assets	$286,510	$294,094

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,068	$11,873
Accrued liabilities	26,629	22,276
Current portion of long-term debt	1,949	1,888
Liabilities held for sale	980	-
Total current liabilities	38,626	36,037

Deferred income taxes	10,867	12,210
Other long-term liabilities	11,897	12,754
Total liabilities	61,390	61,001

Stockholders’ Equity
Preferred stock, $0.0001 par value per share; 5,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value per share; 100,000 shares authorized; 43,054 and 43,004 issued and 38,402 and 38,362 outstanding, respectively	4	4
Additional paid in capital	700,616	697,592
Accumulated deficit	(422,455)	(406,857)
Treasury stock, at cost	(33,156)	(33,114)
Accumulated other comprehensive loss	(19,889)	(24,532)
Total stockholders’ equity	225,120	233,093
Total liabilities and stockholders’ equity	$286,510	$294,094

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	June 30, 2025	June 30, 2024

Sales
Domestic sales	$24,724	$22,934
International sales	30,523	33,550
Total sales	55,247	56,484

Cost of goods sold	35,567	36,078
Gross profit	19,680	20,406

Operating expenses
Selling, general and administrative	26,910	28,081
Restructuring charges	161	161
Transaction costs	108	27
Contingent consideration benefit	-	(125)
Legal costs and regulatory matter expenses	1,837	399
Impairment of indefinite-lived intangible assets	1,565	-

Total operating expenses	30,581	28,543

Operating loss	(10,901)	(8,137)

Other income
Interest income, net	153	455
Other, net	1,483	414

Total other income, net	1,636	869

Loss before income tax	(9,265)	(7,268)
Income tax benefit	(831)	(1,775)
Net loss	(8,434)	(5,493)

Other comprehensive income, net of tax:
Foreign currency translation adjustment	4,677	1,537
Unrealized (loss) gain on hedging activities	(1,007)	8
Other comprehensive income	3,670	1,545
Comprehensive loss	$(4,764)	$(3,948)

Net loss per share:
Basic	$(0.22)	$(0.14)
Diluted	(0.22)	(0.14)

Weighted average shares outstanding:
Basic	38,402	38,297
Diluted	38,402	38,297

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended
	June 30, 2025	June 30, 2024

Sales
Domestic sales	$49,533	$51,218
International sales	66,147	74,577
Total sales	115,680	125,795

Cost of goods sold	75,206	80,538
Gross profit	40,474	45,257

Operating expenses
Selling, general and administrative	53,526	56,296
Restructuring charges	334	531
Transaction costs	250	65
Contingent consideration benefit	-	(125)
Legal costs and regulatory matter expenses	2,462	3,401
Impairment of indefinite-lived intangible assets	1,565	-

Total operating expenses	58,137	60,168

Operating loss	(17,663)	(14,911)

Other income (expense)
Interest income, net	410	825
Other, net	1,942	(495)

Total other income, net	2,352	330

Loss before income tax	(15,311)	(14,581)
Income tax benefit	(1,633)	(2,626)
Loss from continuing operations	(13,678)	(11,955)

Discontinued operations, net of tax	-	28,346

Net (loss) income	(13,678)	16,391

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	6,394	(2,498)
Unrealized (loss) gain on hedging activities	(1,751)	372
Other comprehensive income (loss)	4,643	(2,126)
Comprehensive (loss) income	$(9,035)	$14,265

Loss from continuing operations per share:
Basic	$(0.36)	$(0.31)
Diluted	(0.36)	(0.31)

Net (loss) income per share:
Basic	$(0.36)	$0.43
Diluted	(0.36)	0.43

Weighted average shares outstanding:
Basic	38,384	38,253
Diluted	38,384	38,253

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30, 2025	June 30, 2024
Cash Flows From Operating Activities:
Net (loss) income	$(13,678)	$16,391
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation of property and equipment	1,760	2,071
Amortization of other intangible assets	4,437	4,900
Impairment of indefinite-lived intangible assets	1,565	-
Gain on sale of business	-	(40,585)
Accretion of notes payable	61	-
Amortization of debt issuance costs	-	1,209
Loss (gain) on disposition of property and equipment	428	(123)
Noncash lease expense	1,750	1,527
Contingent consideration benefit	-	(125)
Stock-based compensation	3,024	2,711
Deferred income taxes	(1,858)	4,434
Changes in operating assets and liabilities, net of disposition:
Accounts receivable	5,657	11,653
Inventories	(10,178)	(4,607)
Prepaid and other assets	(3,145)	295
Accounts payable	(2,717)	(10,848)
Accrued liabilities	2,288	(3,163)
Income taxes	(891)	(1,267)
Net cash used in operating activities	(11,497)	(15,527)

Cash Flows From Investing Activities:
Proceeds from the sale of business	-	175,674
Proceeds from disposition of property and equipment	54	213
Purchase of intangible assets	-	(250)
Purchases of property and equipment	(3,044)	(3,475)
Net cash (used in) provided by investing activities	(2,990)	172,162

Cash Flows From Financing Activities:
Proceeds from revolving credit facilities	-	31,205
Repayments on revolving credit facilities	-	(41,580)
Repayments on term loans and other debt	-	(109,463)
Proceeds from issuance of term loans and other debt	-	49
Purchase of treasury stock	(42)	(185)
Proceeds from exercise of options	-	285
Cash dividends paid	(1,920)	(1,913)
Net cash used in financing activities	(1,962)	(121,602)

Effect of foreign exchange rates on cash	520	(136)

Change in cash	(15,929)	34,897
Cash, beginning of year	45,359	11,324
Cash, end of period	$29,430	$46,221

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$861	$1,888
Cash paid for interest	$14	$1,947
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Purchases of property and equipment incurred but not paid	$79	$224
Lease liabilities arising from obtaining right-of-use assets	$485	$161

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except per share amounts)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Loss	Equity

Balance, December 31, 2023	42,761	$4	$691,198	$(350,739)	(4,612)	$(32,929)	$(15,414)	$292,120
Net income	-	-	-	21,884	-	-	-	21,884
Other comprehensive loss	-	-	-	-	-	-	(3,671)	(3,671)
Cash dividends ($0.025 per share)	-	-	-	(956)	-	-	-	(956)
Purchase of treasury stock	-	-	-	-	(30)	(185)	-	(185)
Stock-based compensation expense	-	-	1,183	-	-	-	-	1,183
Proceeds from exercise of options	117	-	-	-	-	-	-	-
Balance, March 31, 2024	42,878	$4	$692,381	$(329,811)	(4,642)	$(33,114)	$(19,085)	$310,375
Net loss	-	-	-	(5,493)	-	-	-	(5,493)
Other comprehensive income	-	-	-	-	-	-	1,545	1,545
Cash dividends ($0.025 per share)	-	-	-	(957)	-	-	-	(957)
Stock-based compensation expense	-	-	1,528	-	-	-	-	1,528
Proceeds from exercise of options	62	-	285	-	-	-	-	285
Balance, June 30, 2024	42,940	$4	$694,194	$(336,261)	(4,642)	$(33,114)	$(17,540)	$307,283

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Loss	Equity

Balance, December 31, 2024	43,004	$4	$697,592	$(406,857)	(4,642)	$(33,114)	$(24,532)	$233,093
Net loss	-	-	-	(5,244)	-	-	-	(5,244)
Other comprehensive income	-	-	-	-	-	-	973	973
Cash dividends ($0.025 per share)	-	-	-	(959)	-	-	-	(959)
Purchase of treasury stock	-	-	-	-	(10)	(42)	-	(42)
Stock-based compensation expense	-	-	1,469	-	-	-	-	1,469
Proceeds from exercise of options	50	-	-	-	-	-	-	-
Balance, March 31, 2025	43,054	$4	$699,061	$(413,060)	(4,652)	$(33,156)	$(23,559)	$229,290
Net loss	-	-	-	(8,434)	-	-	-	(8,434)
Other comprehensive income	-	-	-	-	-	-	3,670	3,670
Cash dividends ($0.025 per share)	-	-	-	(961)	-	-	-	(961)
Stock-based compensation expense	-	-	1,555	-	-	-	-	1,555
Balance, June 30, 2025	43,054	$4	$700,616	$(422,455)	(4,652)	$(33,156)	$(19,889)	$225,120

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and its subsidiaries (which may be collectively referred to as the “Company,” “Clarus,” “we,” “us” or “our”) as of June 30, 2025 and December 31, 2024 and for the three and six months ended June 30, 2025 and 2024, have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), instructions to the Quarterly Report on Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments, except otherwise disclosed) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be obtained for the year ending December 31, 2025. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2025.

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

Pursuant to the RockyMounts Purchase Agreement, the purchase price to be paid for the RockyMounts assets is up to $8,000, which includes (i) $4,000 paid in cash at closing, subject to adjustment as set forth in the RockyMounts Purchase Agreement, (ii) the issuance of a promissory note by Rhino-Rack USA LLC in favor of the Seller in the original principal amount of $2,000, payable on the one-year anniversary of the closing of the RockyMounts Purchase Agreement, and (iii) the payment of additional contingent consideration of up to $2,000 in cash upon the satisfaction of certain net sales targets (the “RockyMounts Contingent Consideration”). The Company estimated the initial fair value of the RockyMounts Contingent Consideration to be $609 and recorded this liability within accrued liabilities. See Note 12 for discussion regarding the valuation of the RockyMounts Contingent Consideration as of June 30, 2025. The acquisition was accounted for as a business combination.

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

NOTE 3. DISCONTINUED OPERATIONS

On February 29, 2024, the Company and Everest/Sapphire Acquisition, LLC, its wholly-owned subsidiary, completed the sale to Bullseye Acquisitions, LLC, an affiliate of JDH Capital Company, of all of the equity associated with the Company’s Precision Sport segment, which is comprised of the Company’s subsidiaries Sierra and Barnes, pursuant to a Purchase and Sale Agreement dated as of December 29, 2023, by and among, Bullseye Acquisitions, LLC, Everest/Sapphire Acquisition, LLC and the Company (the “Precision Sport Purchase Agreement”). The Precision Sport segment engaged in the business of designing, developing, manufacturing, and marketing bullets and ammunition to the military, law enforcement, and commercial/consumer markets. Under the terms of the Precision Sport Purchase Agreement, the Buyer agreed to pay $175,000 in cash, which is subject to a customary working capital adjustment. The Company received $175,674 in cash under the terms of the Precision Sport Purchase Agreement, which included a preliminary working capital adjustment. As of December 31, 2024, the working capital adjustment had been finalized, with no changes from the preliminary working capital adjustment. The Company recognized a pre-tax gain on such sale of $40,585. The activities of the Precision Sport segment have been segregated and reported as discontinued operations for the six months ended June 30, 2024. There was no activity in discontinued operations during the three months ended June 30, 2024.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Summarized results of discontinued operations for the Precision Sport segment are as follows:

Six Months Ended
June 30, 2024

Sales	$10,585
Cost of goods sold	(6,543)
Selling, general and administrative	(2,062)
Restructuring charges	(3)
Transaction costs	(3,440)
Interest expense, net	(2,455)
Other, net	(38)

Loss from operations of discontinued operations	(3,956)
Gain on sale of discontinued operations	40,585

Income from discontinued operations before taxes	36,629
Income tax expense	8,283
Income from discontinued operations, net of tax	$28,346

In connection with the sale of the Precision Sport segment, all interest expense related to outstanding debt that was required to be repaid with the proceeds received from the sale pursuant to the terms of the Company’s credit facility is allocated to discontinued operations in our condensed consolidated financial statements for the six months ended June 30, 2024.

Summarized cash flow information for the Precision Sport segment discontinued operations are as follows:

Six Months Ended
June 30, 2024

Stock-based compensation	$5
Purchase of property and equipment	$886

NOTE 4. ASSETS AND LIABILITIES HELD FOR SALE

We classify assets and related liabilities as held for sale when the following conditions are met: (i) management has committed to a plan to sell the net assets, (ii) the net assets are available for immediate sale, (iii) there is an active program to locate a buyer, (iv) the sale and transfer of the net assets is probable within one year, (v) the net assets are being actively marketed for sale at a price that is reasonable in relation to the current fair value, and (vi) it is unlikely that significant changes will be made to the plan to sell the net assets. Upon designation as held for sale, we record the assets and related liabilities at the lower of their carrying value or their estimated fair value, reduced for the costs to dispose of the assets and related liabilities, which are determined using the estimated proceeds from the sale.

On May 8, 2025, BD European Holdings, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company, entered into a Share Purchase and Transfer Agreement (the “Share Purchase Agreement”) to sell all of the issued and outstanding shares of Black Diamond Austria GmbH, together with its operating subsidiary, PIEPS GmbH (collectively, “PIEPS”).

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

As a result of the execution of the Share Purchase Agreement, during the second quarter of 2025 we determined that our PIEPS business, which is included within our Outdoor segment, met the criteria to be classified as held for sale, and therefore we have reclassified the related assets and liabilities as held for sale on the condensed consolidated balance sheets. As described in Note 7 below, indefinite-lived intangible assets at our Outdoor segment, specifically the PIEPS trademark, were impaired by $1,565 during the three months ended June 30, 2025. This impairment is included within impairment of indefinite-lived intangible assets in our condensed consolidated statements of comprehensive (loss) income.

The PIEPS sale closed on July 11, 2025, upon the satisfaction of customary closing conditions and other regulatory matters, including foreign direct investment. The following is a summary of the major categories of assets and liabilities that have been classified as assets and liabilities held for sale on the condensed consolidated balance sheets as of June 30, 2025:

June 30, 2025

Cash	$956
Accounts receivable, net	508
Inventories	4,729
Prepaid and other current assets	55
Income tax receivable	2
Total current assets held for sale	6,250

Property and equipment, net	363
Other intangible assets, net	660
Indefinite-lived intangible assets	1,712
Deferred income taxes	319
Other long-term assets	26
Total assets held for sale	$9,330

Accounts payable	$555
Accrued liabilities	421
Total current liabilities held for sale	976

Other long-term liabilities	4
Total liabilities held for sale	$980

We determined that the sale of the PIEPS business would not represent a strategic shift that had or will have a major effect on the condensed consolidated statements of comprehensive (loss) income, and therefore results were not classified as discontinued operations.

The following table provides a reconciliation of cash reported within the condensed consolidated balance sheets to the total cash shown in the condensed consolidated statements of cash flows.

June 30, 2025

Cash	$28,474
Cash in Assets held for sale	956
$29,430

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 5. INVENTORIES

Inventories, as of June 30, 2025 and December 31, 2024, were as follows:

	June 30, 2025	December 31, 2024
Finished goods	$85,123	$72,329
Work-in-process	291	234
Raw materials and supplies	6,113	9,715
	$91,527	$82,278

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment, net, as of June 30, 2025 and December 31, 2024, were as follows:

	June 30, 2025	December 31, 2024

Land	$2,850	$2,850
Building and improvements	7,804	5,891
Furniture and fixtures	5,296	4,958
Computer hardware and software	8,413	8,380
Machinery and equipment	16,874	16,795
Construction in progress	2,704	3,412
	43,941	42,286
Less accumulated depreciation	(25,694)	(24,680)
	$18,247	$17,606

Depreciation expense for continuing operations for the three months ended June 30, 2025 and 2024 was $877 and $1,045, respectively, and for the six months ended June 30, 2025 and 2024 was $1,760 and $2,071, respectively.

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes the balances in goodwill by segment:

	Outdoor	Adventure	Total

Goodwill	$29,507	$96,966	$126,473
Accumulated goodwill impairments	(29,507)	(88,335)	(117,842)

Balance at December 31, 2024	$-	$3,804	$3,804

Balance at June 30, 2025	$-	$3,804	$3,804

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Indefinite-Lived Intangible Assets

The following table summarizes the changes in indefinite-lived intangible assets:

Balance at December 31, 2024	$46,750

Decrease due to impairment	(1,565)
Indefinite-lived intangible assets held for sale	(1,712)
Impact of foreign currency exchange rates	1,549

Balance at June 30, 2025	$45,022

Management performs an interim indefinite-lived intangible asset impairment assessment whenever events or circumstances make it more likely than not that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell or dispose of the asset. If the carrying value of the indefinite-lived asset is higher than its fair value, the asset is deemed to be impaired and the impairment charge is estimated as the difference.

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

As described above, we determined that a triggering event had occurred during the quarter ended June 30, 2025, with respect to certain indefinite-lived intangible assets within our Outdoor reporting unit, which required that we perform a quantitative assessment. We assessed the fair value of the specific indefinite-lived intangible assets using the relief-from-royalty method described above. As a result of this assessment, the carrying value of the PIEPS trademark recorded within our Outdoor reporting unit exceeded its estimated related fair value, thus an impairment of the PIEPS trademark of $1,565 was recorded.

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

Trademarks classified as indefinite-lived intangible assets by brand as of June 30, 2025 and December 31, 2024, were as follows:

	June 30, 2025	December 31, 2024
Black Diamond	$19,600	$19,600
PIEPS	-	2,899
Rhino-Rack	21,064	20,093
MAXTRAX	4,358	4,158
	$45,022	$46,750

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Other Intangible Assets, net

The following table summarizes the changes in gross other intangible assets:

Gross balance at December 31, 2024	$77,960

Definite-lived intangible assets held for sale	(4,734)
Impact of foreign currency exchange rates	3,102

Gross balance at June 30, 2025	$76,328

Other intangible assets, net of amortization as of June 30, 2025 and December 31, 2024, were as follows:

	June 30, 2025
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life
Intangibles subject to amortization
Customer relationships	$58,202	$(37,793)	$20,409	13.7 years
Product technologies	15,570	(10,528)	5,042	9.3 years
Tradenames	2,324	(410)	1,914	9.6 years
Non-compete agreements	232	(27)	205	5.0 years
	$76,328	$(48,758)	$27,570	12.6 years

	December 31, 2024
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life

Customer relationships	$58,737	$(35,715)	$23,022	13.6 years
Product technologies	16,745	(10,528)	6,217	9.9 years
Tradenames	2,246	(197)	2,049	9.5 years
Core technologies	232	(4)	228	5.0 years
	$77,960	$(46,444)	$31,516	12.7 years

Amortization expense for continuing operations for the three months ended June 30, 2025 and 2024, was $2,213 and $2,451, respectively, and for the six months ended June 30, 2025 and 2024 was $4,437 and $4,900, respectively. Future amortization expense for other intangible assets as of June 30, 2025 is as follows:

Years Ending December 31,	Amortization Expense
2025 (excluding the six months ended June 30, 2025)	$4,294
2026	6,796
2027	4,875
2028	3,415
2029	2,570
2030	1,858
Thereafter	3,762
$27,570

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 8. ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Accrued liabilities as of June 30, 2025 and December 31, 2024, were as follows:

	June 30, 2025	December 31, 2024

Accrued payroll and related items	$3,685	$4,054
Accrued bonus	1,996	1,866
Designated forward exchange contracts	1,926	-
Accrued warranty	1,687	2,212
Current lease liabilities	3,604	3,470
Accrued commissions	380	376
Sales returns and rebates	2,896	2,145
Contingent consideration liabilities	355	355
Accrued CPSC regulatory matter	2,500	2,500
Accrued legal expenses	1,130	436
Restructuring liabilities	74	541
Other	6,396	4,321
	$26,629	$22,276

Other long-term liabilities as of June 30, 2025 and December 31, 2024, were as follows:

	June 30, 2025	December 31, 2024

Long-term lease liabilities	$10,335	$11,288
Contingent consideration liabilities	254	254
Other	1,308	1,212
	$11,897	$12,754

NOTE 9. LONG-TERM DEBT

Long-term debt as of June 30, 2025 and December 31, 2024, was as follows:

	June 30, 2025	December 31, 2024

Revolving credit facility (a)	$-	$-
Other debt (b)	1,949	1,888
Term loan (c)	-	-
	1,949	1,888
Less current portion	(1,949)	(1,888)
	$-	$-

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

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Credit Agreement”), in full. The Company paid interest monthly on any borrowings on the Restated Credit Agreement.
(b)	On December 5, 2024, pursuant to the RockyMounts Purchase Agreement, Clarus and its wholly-owned subsidiary, Rhino-Rack USA LLC, issued a promissory note in favor of RockyMounts, Inc. in the principal amount of $2,000, payable on December 5, 2025. Imputed interest is included within the principal amount and the fair value of the note was $1,878 on the date of issuance. As of June 30, 2025 and December 31, 2024, the borrowing rate was 6.5%.
(c)	On February 29, 2024, upon the closing of the disposition of the Precision Sport segment, the Company terminated and paid off amounts outstanding under the term loan in full. The Company paid interest monthly on any borrowings on the Restated Credit Agreement.

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

At June 30, 2025, the Company’s derivative contracts had remaining maturities of less than one year. The counterparties to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure of the Company’s credit risk to the counterparties is generally limited to the aggregate unrealized loss of all contracts with that counterparty, which was $1,926 as of June 30, 2025. The Company’s exposure of counterparty credit risk is limited to the aggregate unrealized gain on all contracts. As of June 30, 2025, there was no such exposure to the counterparties. The Company’s derivative counterparties have strong credit ratings and as a result, the Company does not require collateral to facilitate transactions.

The Company held the following contracts designated as hedging instruments as of June 30, 2025 and December 31, 2024:

June 30, 2025
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	$6,366	February 2026
Foreign exchange contracts - Euros	€ 14,745	February 2026

December 31, 2024
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	$1,379	February 2025
Foreign exchange contracts - Euros	€ 6,711	August 2025

For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive loss and reclassified to sales in the period

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

the underlying hedged transaction is recognized in earnings. Gains (losses) of ($503) and $136 were reclassified to sales during the three months ended June 30, 2025 and 2024, respectively, and ($427) and $217 were reclassified to sales during the six months ended June 30, 2025 and 2024, respectively.

The following table presents the balance sheet classification and fair value of derivative instruments as of June 30, 2025 and December 31, 2024:

	Classification	June 30, 2025	December 31, 2024

Derivative instruments in asset positions:
Designated forward exchange contracts	Prepaid and other current assets	$-	$600

Derivative instruments in liability positions:
Designated forward exchange contracts	Accrued liabilities	$1,926	$-

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss (“AOCI”) primarily consists of foreign currency translation adjustments and changes in our forward foreign exchange contracts. The following table sets forth the changes in AOCI, net of tax, for the three months ended June 30, 2025:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of March 31, 2025	$(23,141)	$(418)	$(23,559)
Other comprehensive income (loss) before reclassifications	4,677	(1,386)	3,291
Amounts reclassified from other comprehensive income (loss)	-	379	379
Net current period other comprehensive income (loss)	4,677	(1,007)	3,670
Balance as of June 30, 2025	$(18,464)	$(1,425)	$(19,889)

The following table sets forth the changes in AOCI, net of tax, for the three months ended June 30, 2024:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of March 31, 2024	$(19,258)	$173	$(19,085)
Other comprehensive income before reclassifications	1,537	(128)	1,409
Amounts reclassified from other comprehensive loss	-	136	136
Net current period other comprehensive income	1,537	8	1,545
Balance as of June 30, 2024	$(17,721)	$181	$(17,540)

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The following table sets forth the changes in AOCI, net of tax, for the six months ended June 30, 2025:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2024	$(24,858)	$326	$(24,532)
Other comprehensive income (loss) before reclassifications	6,394	(2,073)	4,321
Amounts reclassified from other comprehensive income (loss)	-	322	322
Net current period other comprehensive income (loss)	6,394	(1,751)	4,643
Balance as of June 30, 2025	$(18,464)	$(1,425)	$(19,889)

The following table sets forth the changes in AOCI, net of tax, for the six months ended June 30, 2024:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2023	$(15,223)	$(191)	$(15,414)
Other comprehensive (loss) income before reclassifications	(2,498)	539	(1,959)
Amounts reclassified from other comprehensive loss	-	(167)	(167)
Net current period other comprehensive (loss) income	(2,498)	372	(2,126)
Balance as of June 30, 2024	$(17,721)	$181	$(17,540)

The effects on net income of amounts reclassified from unrealized gains (losses) on cash flow hedges for foreign exchange contracts for the three and six months ended June 30, 2025 and 2024, were as follows:

	Gains (losses) reclassified from AOCI to the Consolidated Statements of Comprehensive (Loss) Income
Affected line item in the Consolidated	Three Months Ended		Six Months Ended
Statements of Comprehensive (Loss) Income	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Foreign exchange contracts:
Sales	$(503)	$136	$(427)	$217
Less: Income tax (benefit) expense	(124)	31	(105)	50
Amount reclassified, net of tax	$(379)	$105	$(322)	$167

Total reclassifications from AOCI	$(379)	$105	$(322)	$167

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

Items Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025
	Level 1	Level 2	Level 3	Total

Assets
Designated forward exchange contracts	$-	$-	$-	$-
	$-	$-	$-	$-

Liabilities
Designated forward exchange contracts	$-	$1,926	$-	$1,926
Contingent consideration liabilities	$-	$-	$609	$609
	$-	$1,926	$609	$2,535

	December 31, 2024
	Level 1	Level 2	Level 3	Total

Assets
Designated forward exchange contracts	$-	$600	$-	$600
	$-	$600	$-	$600

Liabilities
Contingent consideration liabilities	$-	$-	$609	$609
	$-	$-	$609	$609

Derivative financial instruments are recorded at fair value based on current market pricing models.

The Company estimated the initial fair value of the contingent consideration liabilities primarily using the Monte-Carlo pricing model. Significant unobservable inputs used in the valuation of contingent consideration liabilities related to the acquisition of RockyMounts included a discount rate of 13.0%. Contingent consideration liabilities are subsequently remeasured at the estimated fair value at the end of each reporting period using financial projections of the acquired company, such as sales-based milestones and estimated probabilities of achievement, with the change in fair value

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

recognized in contingent consideration benefit in the accompanying consolidated statements of comprehensive (loss) income for such period. We measure the initial liability and remeasure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements.

The following table summarizes the changes in contingent consideration liabilities:

RockyMounts

Balance at December 31, 2024	$609

Fair value adjustments	-

Balance at June 30, 2025	$609

As the contingent consideration liabilities are remeasured to fair value each reporting period, significant increases or decreases in projected sales, discount rates or the time until payment is made could have resulted in a significantly lower or higher fair value measurement. Our determination of fair value of the contingent consideration liabilities could change in future periods based on our ongoing evaluation of these significant unobservable inputs. The net sales threshold required for the payment of the TRED contingent consideration was not met during the measurement period ended June 30, 2025.

NOTE 13. STOCKHOLDERS’ EQUITY

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis. The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. On July 30, 2025, the Company announced that its Board of Directors approved the payment on August 20, 2025 of the Quarterly Cash Dividend of $0.025 to the record holders of shares of the Company’s common stock as of the close of business on August 11, 2025.

NOTE 14. EARNINGS (LOSS) PER SHARE

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

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings (loss) per share:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Weighted average shares outstanding - basic	38,402	38,297	38,384	38,253
Effect of dilutive stock awards	-	-	-	-
Weighted average shares outstanding - diluted	38,402	38,297	38,384	38,253

Loss from continuing operations per share:
Basic	$(0.22)	$(0.14)	$(0.36)	$(0.31)
Diluted	(0.22)	(0.14)	(0.36)	(0.31)

Income from discontinued operations per share:
Basic	$-	$-	$-	$0.74
Diluted	-	-	-	0.74

Net (loss) income per share:
Basic	$(0.22)	$(0.14)	$(0.36)	$0.43
Diluted	(0.22)	(0.14)	(0.36)	0.43

For the three months ended June 30, 2025 and 2024, equity awards of 4,644 and 5,762, respectively, and for the six months ended June 30, 2025 and 2024, equity awards of 4,455 and 5,405, respectively, were excluded from the calculation of earnings (loss) per share for these periods as they were anti-dilutive.

NOTE 15. STOCK-BASED COMPENSATION PLAN

On May 29, 2025, at the Company’s 2025 Annual Meeting, stockholders approved the Clarus Corporation Amended and Restated 2015 Stock Incentive Plan (the “Amended and Restated 2015 Plan”), which had previously been adopted by the Board of Directors on April 16, 2025, subject to such approval. The Amended and Restated 2015 Plan amends and restates the Clarus Corporation 2015 Stock Incentive Plan (the “2015 Plan”), originally approved by stockholders on December 11, 2015. Upon stockholder approval of the Amended and Restated 2015 Plan, the 2015 Plan was terminated, and no further awards will be granted under it. Any remaining shares available for grant under the 2015 Plan were canceled. However, 4,232 shares subject to outstanding awards previously granted under the 2015 Plan will remain available for issuance pursuant to their existing terms.

Under the Amended and Restated 2015 Plan, the Company’s Board of Directors has flexibility to determine the type and amount of awards to be granted to eligible participants, who must be employees, directors, officers or consultants of the Company or its subsidiaries. The Amended and Restated 2015 Plan allows for grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted stock unit awards. Unless earlier terminated as provided therein, the Amended and Restated 2015 Plan will terminate on the tenth (10th) anniversary of the effective date of the Amended and Restated 2015 Plan.

Options Granted:

During the six months ended June 30, 2025, the Company issued stock option awards for an aggregate of 630 shares of Common Stock under the Amended and Restated 2015 Plan and the 2015 Plan to directors and employees of the Company. Of the 630 stock options, 500 stock options shall vest and become exercisable one year from the date of the grant, 50 stock

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

options shall vest and become exercisable over a period of three years from the date of the grant, and 80 stock options shall vest and become exercisable in four equal consecutive quarterly tranches from the date of grant. All of the issued stock options expire ten years from the date of the grant.

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Options Granted During the Six Months Ended June 30, 2025

Number of options	630
Option vesting period	1 - 3 Years
Grant price (per share)	$3.21 - $4.02
Dividend yield	2.49% - 3.12%
Expected volatility (a)	50.6% - 53.2%
Risk-free interest rate	4.01% - 4.17%
Expected life (years) (b)	5.50 - 6.69
Weighted average fair value (per share)	$1.32 - $1.74

(a)	Expected volatility is based upon the Company’s historical volatility.

(b)	The expected term was determined based upon the underlying terms of the awards and the category and employment history of employee award recipient.

The grant date fair value of the stock options granted during the six months ended June 30, 2025 was $1,046, which will be recognized over the vesting period of the options.

During the six months ended June 30, 2025, the Company did not issue any restricted stock unit awards under the Amended and Restated 2015 Plan and the 2015 Plan to directors and employees of the Company.

The total non-cash stock compensation expense for continuing operations related to grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted stock unit awards recorded by the Company for the three months ended June 30, 2025 and 2024 was $1,555 and $1,528, respectively, and for the six months ended June 30, 2025 and 2024 was $3,024 and $2,706, respectively. For the three and six months ended June 30, 2025 and 2024, the majority of stock-based compensation costs were classified as selling, general and administrative expenses.

As of June 30, 2025, there were 1,073 unvested stock options and unrecognized compensation cost of $1,815 related to unvested stock options, as well as 1,050 unvested restricted stock unit awards and unrecognized compensation costs of $2,549 related to unvested restricted stock unit awards.

NOTE 16. RESTRUCTURING

Starting in 2023, the Company began incurring expenses to facilitate long-term sustainable growth through cost reduction actions, consisting of employee reductions, facility rationalization and contract termination costs. During the three months ended June 30, 2025 and 2024, the Company incurred $161 and $161, respectively, and during the six months ended June 30, 2025 and 2024, the Company incurred $334 and $531, respectively, of restructuring charges related to these actions. The Company has incurred $5,505 of cumulative restructuring charges since the commencement of our restructuring actions in 2023. The Company accrues for restructuring costs when they are probable and reasonably estimable. These costs include severance costs, exit costs, and other restructuring costs and are included in restructuring charges in the

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

condensed consolidated statements of comprehensive (loss) income. Severance costs primarily consist of severance benefits through payroll continuation, conditional separation costs and employer tax liabilities, while exit costs primarily consist of lease exit and contract termination costs. Other costs consist primarily of costs related to the discontinuance of certain product lines and are distinguishable and directly attributable to the Company’s restructuring initiative and not a result of external market factors associated with the ongoing business. We estimate that we will continue to incur restructuring costs related to employee-related costs and facility exit costs during the year ending December 31, 2025; however, the Company cannot estimate the total amount expected to be incurred as cost reduction actions continue to be evaluated. The Company anticipates completing these restructuring activities in the year ending December 31, 2025.

The following table summarizes the restructuring charges, payments and the remaining liabilities related to restructuring costs at June 30, 2025, which are included within accrued liabilities in the condensed consolidated balance sheets:

	Outdoor	Adventure	Corporate	Total
Balance at December 31, 2024	$541	$-	$-	$541
Charges to expense:
Employee termination benefits	101	203	-	304
Exit costs	30	-	-	30
Total restructuring charges	$131	$203	$-	$334
Cash payments and non-cash charges:
Cash payments	(598)	(203)	-	(801)
Balance at June 30, 2025	$74	$-	$-	$74

NOTE 17. COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

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

Separately, on April 21, 2022, BDEL filed a Section 15(b) report and applied for Fast-Track consideration for a voluntary recall, consisting of free repair or replacement of such malfunctioning models of avalanche transceivers, which would not switch from “send” mode to “search” mode due to an electronic malfunction in the reed switch or foil. The CPSC approved the recall and entered into a Corrective Action Plan agreement with BDEL in August 2022. BDEL received a letter from the CPSC, dated January 17, 2023, stating that the CPSC is investigating whether BDEL has timely complied with the reporting requirements of Section 15(b) of the Consumer Protection Safety Act and related regulations regarding the malfunction in the reed switch or foil in certain models of avalanche transceivers switching out of “search” mode. BDEL responded to the CPSC’s investigation by letter dated March 31, 2023, accompanied with documents responsive to the CPSC’s requests. The CPSC asked for further clarification and documents, and BDEL sent a responsive letter accompanied by additional documents on June 23, 2023. On September 6, 2023, the CPSC requested further clarification and information regarding the reed switch issue, to which BDEL responded on October 6, 2023 and October 13, 2023.

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

On January 23, 2025, the Company and BDEL were each served with grand jury subpoenas from the United States Department of Justice requiring the production of documents relating to avalanche transmitters distributed by BDEL. The Company and BDEL are cooperating with this investigation.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

On March 13, 2025, the Company received a letter from the CPSC requesting various categories of documents and information in connection with an investigation into whether BDEL sold products that were subject to a recall. The Company has cooperated with that investigation, substantially completed document production, and delivered a narrative explanatory letter to the CPSC on June 18, 2025.

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

We believe it is reasonably possible that a change in our ability to estimate the amount of loss could occur in the near term and that the change in the estimate could be material. In addition, as this matter is ongoing, the Company is currently unable to predict its duration, resources required or outcome, or the impact it may have on the Company’s liquidity, financial condition, results of operations and/or cash flows. Any penalties imposed by the CPSC or other regulators could be costly to us and could damage our business and reputation as well as have a material adverse effect on the Company’s liquidity, stock price, consolidated financial position, results of operations and/or cash flows. During the three months ended June 30, 2025 and 2024, the Company incurred legal expenses of $1,150 and $180, respectively, and during the six months ended June 30, 2025 and 2024, the Company incurred legal expenses of $1,728 and $385, respectively, in efforts to resolve this matter. These legal expenses are included in legal costs and regulatory matter expenses in the consolidated statements of comprehensive (loss) income.

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

On March 14, 2025, the Court issued an Opinion and Order granting the defendants’ motion for summary judgment on the ground that they qualified for the market making exemption under Section 16(d) of the Exchange Act. On April 11, 2025, the Company filed a timely Notice of Appeal and filed its opening brief on July 18, 2025.

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

During the three months ended June 30, 2025 and 2024, the Company incurred legal expenses of $687 and $219, respectively, and during the six months ended June 30, 2025 and 2024, the Company incurred legal expenses of $734 and $516, respectively, in the efforts to bring the cases against HAP Trading and Caption Management to trial. These legal expenses are included in legal costs and regulatory matter expenses in the consolidated statements of comprehensive (loss) income.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 18. INCOME TAXES

The Company’s U.S. federal statutory tax rate is 21% and its foreign operations have statutory tax rates of approximately 23% in Austria, 28% in New Zealand, and 30% in Australia.

The difference between the Company’s estimated effective tax rate benefit of 9.0% for the three months ended June 30, 2025, and the U.S. federal statutory tax rate of 21% was primarily due to the impact of valuation allowance, stock compensation, and research and experimentation expenditures and credits in the second quarter of 2025.

The difference between the Company’s estimated effective tax rate benefit of 10.7% for the six months ended June 30, 2025, and the U.S. federal statutory tax rate of 21% was primarily due to the impact of valuation allowance, stock compensation, and research and experimentation expenditures and credits in the first half of 2025.

As of December 31, 2024, the Company’s gross deferred tax asset was $35,658. The Company has recorded a valuation allowance of $23,344, resulting in a net deferred tax asset of $12,314, before deferred tax liabilities of $24,488. As of June 30, 2025 and December 31, 2024, the Company has provided a full valuation allowance against all of the U.S. deferred tax assets because the ultimate realization of those assets did not meet the more-likely-than-not criteria. Part of the Company’s deferred tax assets consist of net operating loss carryforwards (“NOLs”) for federal tax purposes. If a change in control were to occur, these could be limited under Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended.

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

On July 4, 2025, H.R.1 (the “Tax Reform Act of 2025”) was signed into law, which includes significant changes to federal tax law and other regulatory provisions that may impact the Company. The Company is currently evaluating the provisions of the new law and the potential effects on its financial position, results of operations, and cash flows. As of the date of these financial statements, the Company has not completed its assessment, and therefore no adjustments have been made. Additional disclosures will be provided in future periods as the impact of the legislation is determined.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 19. SEGMENT INFORMATION

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

Each segment is described below:

●	Prior to its sale on July 11, 2025, PIEPS was included in our Outdoor segment alongside Black Diamond Equipment. Our Outdoor segment is a global leader in designing, manufacturing, and marketing innovative outdoor engineered equipment and apparel for climbing, mountaineering, trail running, backpacking, skiing, and a wide range of other year-round outdoor recreation activities. Our Outdoor segment offers a broad range of products, including: high-performance, activity-based apparel (such as shells, insulation, midlayers, pants, and logowear); rock-climbing footwear and equipment (such as carabiners, protection devices, harnesses, belay devices, helmets, and ice-climbing gear); technical backpacks and high-end day packs; trekking poles; headlamps and lanterns; and gloves and mittens. We also offer advanced skis, ski poles, ski skins, and snow safety products, including avalanche airbag systems, avalanche transceivers, shovels, and probes.
●	Our Adventure segment, which includes Rhino-Rack, MAXTRAX, and TRED, is a manufacturer of highly-engineered automotive roof racks, trays, mounting systems, luggage boxes, carriers, recovery boards, bicycle racks, and accessories in Australia and New Zealand and a growing presence in the United States and Europe.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Financial information for our segments, as well as revenue by geography, which the Company believes provides a meaningful depiction how the nature, timing and uncertainty of revenue are affected by economic factors, is as follows:

	Three Months Ended June 30, 2025
	Outdoor	Adventure	Total
Sales
Domestic sales	$18,621	$6,103	$24,724
International sales	18,040	12,483	30,523
Total sales	36,661	18,586	55,247
Cost of goods sold	23,429	11,648
Other inventory reserves	490	-
Selling, general and administrative	14,225	8,938
Restructuring charges	(42)	203
Transaction costs	86	-
Legal costs and regulatory matter expenses	1,150	-
Impairment of indefinite-lived intangible assets	1,565	-
Segment operating loss	$(4,242)	$(2,203)	$(6,445)
Corporate costs			(4,456)
Interest income, net			153
Other, net			1,483
Loss before income tax			$(9,265)

	Three Months Ended June 30, 2024
	Outdoor	Adventure	Total
Sales
Domestic sales	$18,885	$4,049	$22,934
International sales	17,302	16,248	33,550
Total sales	36,187	20,297	56,484
Cost of goods sold	23,245	12,117
PFAS and other inventory reserves	716	-
Selling, general and administrative	14,295	9,557
Restructuring charges	146	15
Contingent consideration benefit	-	(125)
Legal costs and regulatory matter expenses	180	-
Segment operating income (loss)	$(2,395)	$(1,267)	$(3,662)
Corporate costs			(4,475)
Interest income, net			455
Other, net			414
Loss before income tax			$(7,268)

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

	Six Months Ended June 30, 2025
	Outdoor	Adventure	Total
Sales
Domestic sales	$39,315	$10,218	$49,533
International sales	41,669	24,478	66,147
Total sales	80,984	34,696	115,680
Cost of goods sold	52,783	21,813
Inventory fair value of purchase accounting	-	120
Other inventory reserves	490	-
Selling, general and administrative	28,251	17,777
Restructuring charges	131	203
Transaction costs	156	40
Legal costs and regulatory matter expenses	1,728	-
Impairment of indefinite-lived intangible assets	1,565	-
Segment operating loss	$(4,120)	$(5,257)	$(9,377)
Corporate costs			(8,286)
Interest income, net			410
Other, net			1,942
Loss before income tax			$(15,311)

	Six Months Ended June 30, 2024
	Outdoor	Adventure	Total
Sales
Domestic sales	$42,514	$8,704	$51,218
International sales	40,695	33,882	74,577
Total sales	83,209	42,586	125,795
Cost of goods sold	53,246	25,847
PFAS and other inventory reserves	1,445	-
Selling, general and administrative	29,369	18,740
Restructuring charges	370	161
Contingent consideration benefit	-	(125)
Legal costs and regulatory matter expenses	2,885	-
Segment operating loss	$(4,106)	$(2,037)	$(6,143)
Corporate costs			(8,768)
Interest income, net			825
Other, net			(495)
Loss before income tax			$(14,581)

There were no intercompany sales between the Outdoor and Adventure segments for the periods presented.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Total assets by segment, as of June 30, 2025 and December 31, 2024, were as follows:

	June 30, 2025	December 31, 2024

Outdoor	$137,400	$137,062
Adventure	122,012	120,063
Corporate	17,768	36,969
	$277,180	$294,094

Capital expenditures, depreciation and amortization by segment is as follows.

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Capital expenditures:
Outdoor	$1,644	$787	$2,787	$1,507
Adventure	219	776	257	1,067
Total capital expenditures	$1,863	$1,563	$3,044	$2,574
Depreciation:
Outdoor	$534	$661	$1,040	$1,334
Adventure	343	384	720	737
Total depreciation	$877	$1,045	$1,760	$2,071
Amortization:
Outdoor	$245	$285	$528	$571
Adventure	1,968	2,166	3,909	4,329
Total amortization	$2,213	$2,451	$4,437	$4,900

NOTE 20. SUBSEQUENT EVENT

On July 11, 2025, the Company completed the sale of PIEPS to a private investment firm for a total purchase price of €7,825 (approximately $9,124), including cash and assumed debt. The transaction was completed pursuant to the Share Purchase Agreement entered into on May 8, 2025, by BD European Holdings, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company.

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

Potential risks and uncertainties that could cause the actual results of operations or financial condition of the Company to differ materially from those expressed or implied by forward-looking statements in this Quarterly Report on Form 10 Q include, but are not limited to, the overall level of consumer demand on our products; general economic conditions and other factors affecting consumer confidence, preferences, and behavior; the potential impact of the uncertain macroeconomic environment on our financial results, including, but not limited to, the effects of sustained global inflationary pressures and interest rates, potential economic slowdowns or recessions, trade restrictions and regulatory changes, and global supply chain disruptions; the effect of inflation on our business, including any future pricing actions taken in an effort to mitigate the effects of inflation and potential impacts on our revenue, operating margins and net income; disruption and volatility in the global currency, capital and credit markets; the financial strength of retail economies and the Company’s customers; the Company’s ability to implement its business strategy; the Company’s ability to execute and integrate acquisitions, as well as to complete dispositions and effectively manage the associated separation and transition risks, including those related to the recent sale of PIEPS; the Company’s exposure to product liability or product warranty claims and other loss contingencies, including, without limitation, recalls and liability claims relating to certain avalanche beacon transceivers distributed by BDEL; disruptions and other impacts to the Company’s business, as a result of an outbreak of disease or similar public health threat, and government actions and restrictive measures implemented in response; stability of the Company’s manufacturing facilities and suppliers, as well as consumer demand for our products, in light of disease epidemics and health-related concerns; the impact that global climate change trends may have on the Company and its suppliers and customers, increased focus on sustainability issues as a result of global climate change; regulatory or market responses to global climate change; the Company’s ability to protect patents, trademarks and other intellectual property rights; any breaches of, or interruptions in, our information systems; the ability of our information technology systems or information security systems to operate effectively, including as a result of security breaches, viruses, hackers, malware, natural disasters, vendor business interruptions or other causes; our ability to properly maintain, protect, repair or upgrade our information technology systems or information security systems, or problems with our transitioning to upgraded or replacement systems; the impact of adverse publicity about the Company and/or its brands and products, including without limitation, through social media or in connection with brand damaging events and/or public perception; the potential impact of the Consumer Products Safety Commission’s and the U.S. Department of Justice’s investigations related to BDEL’s reporting obligations under the Consumer Product Safety Act in connection with BDEL’s recall of certain models of its avalanche transceivers on our business, results of operations, and financial condition; fluctuations in the price, availability and quality of raw materials and contracted products as well as foreign currency fluctuations; ongoing disruptions and delays in the shipping and transportation of our products due to port congestion, container ship availability and/or other logistical challenges; the impact of political unrest, natural disasters or other crises, terrorist acts, acts of war and/or military operations; our ability to utilize our net operating loss carryforwards; changes in tax laws and liabilities, tariffs, legal, regulatory, political and economic risks; the Company’s ability to maintain a quarterly dividend; our ability to obtain additional capital and funding on acceptable terms to meet our financial obligations as well as to support our business operations and growth strategy;  and any material differences in the actual financial results of the Company’s past and future acquisitions and dispositions, including the impact of such transactions and any related recognition of impairment or other charges, such as the recent impairment recognized in the Outdoor segment, on the Company’s future earnings per share. More information on potential factors that could affect the

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Company’s financial results is included from time to time in the Company’s public reports filed with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10 K, Quarterly Reports on Form 10 Q and Current Reports on Form 8 K. All forward-looking statements included in this Quarterly Report on Form 10 Q are based upon information available to the Company as of the date of this Quarterly Report on Form 10 Q, and speak only as of the date hereof. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10 Q.

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

Each of our brands represents a unique customer value proposition. Supported by six decades of proven innovation, our Black Diamond brand is an established global leader in high-performance, activity-based climbing, skiing, and technical mountain sports equipment. The brand is synonymous with premium performance, safety and reliability. Founded in 1992, our Rhino-Rack brand is a globally-recognized designer and distributor of highly-engineered automotive roof racks and accessories to enhance the outdoor enthusiast’s overlanding experience. Founded in 2005, our MAXTRAX brand offers high-quality overlanding and off-road vehicle recovery and extraction tracks for the overland and off-road market. Similarly, our TRED brand, founded in 2012, is a trusted brand for key retailers and distributors in the overlanding and off-road vehicle recovery market.

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

On July 11, 2025, the Company completed the sale of Black Diamond Austria GmbH and its operating subsidiary, PIEPS GmbH (together, “PIEPS”), to a private investment firm for a total purchase price of €7,800 (approximately $8,400), including cash and assumed debt. The transaction was effected pursuant to a Share Purchase and Transfer Agreement entered into on May 8, 2025, by BD European Holdings, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company. See Note 4 to our condensed consolidated financial statements for financial information regarding assets and liabilities held for sale.

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis. The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. On July 30, 2025, the Company announced that its Board of Directors approved the payment on August 20, 2025 of the Quarterly Cash Dividend of $0.025 to the record holders of shares of the Company’s common stock as of the close of business on August 11, 2025.

Restructuring

Starting in 2023, the Company began incurring expenses to facilitate long-term sustainable growth through cost reduction actions, consisting of employee reductions, facility rationalization and contract termination costs. During the three months ended June 30, 2025 and 2024, the Company incurred $161 and $161, respectively, and during the six months ended June 30, 2025 and 2024, the Company incurred $334 and $531, respectively, of restructuring charges related to these actions. The Company has incurred $5,505 of cumulative restructuring charges since the commencement of our restructuring actions in 2023. The Company accrues for restructuring costs when they are probable and reasonably estimable. These costs include severance costs, exit costs, and other restructuring costs and are included in restructuring charges in the condensed consolidated statements of comprehensive (loss) income. Severance costs primarily consist of severance benefits through payroll continuation, conditional separation costs and employer tax liabilities, while exit costs primarily consist of lease exit and contract termination costs. Other costs consist primarily of costs related to the discontinuance of certain product lines and are distinguishable and directly attributable to the Company’s restructuring initiative and not a result of external market factors associated with the ongoing business. We estimate that we will continue to incur restructuring costs related to employee-related costs and facility exit costs during the year ending December 31, 2025; however, the Company cannot estimate the total amount expected to be incurred as cost reduction actions continue to be evaluated. The Company anticipates completing these restructuring activities in the year ending December 31, 2025.

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

Results of Operations

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

The following presents a discussion of operations for the three months ended June 30, 2025, compared with the three months ended June 30, 2024.

	Three Months Ended
	June 30, 2025	June 30, 2024

Sales
Domestic sales	$24,724	$22,934
International sales	30,523	33,550
Total sales	55,247	56,484

Cost of goods sold	35,567	36,078
Gross profit	19,680	20,406

Operating expenses
Selling, general and administrative	26,910	28,081
Restructuring charges	161	161
Transaction costs	108	27
Contingent consideration benefit	-	(125)
Legal costs and regulatory matter expenses	1,837	399
Impairment of indefinite-lived intangible assets	1,565	-

Total operating expenses	30,581	28,543

Operating loss	(10,901)	(8,137)

Other income
Interest income, net	153	455
Other, net	1,483	414

Total other income, net	1,636	869

Loss before income tax	(9,265)	(7,268)
Income tax benefit	(831)	(1,775)
Net loss	$(8,434)	$(5,493)

Sales

Total sales decreased $1,237, or 2.2%, to $55,247 during the three months ended June 30, 2025, compared to total sales of $56,484 during the three months ended June 30, 2024. The decrease in sales was attributable to a decrease in sales at the Adventure segment of $1,712, partially offset by an increase in sales at the Outdoor segment of $475.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Sales in the Outdoor segment were reduced by $99 due to foreign exchange impact from the strengthening of the U.S. dollar primarily against the euro during the three months ended June 30, 2025, compared to the prior period. Sales in the Adventure segment were reduced by $364 due to foreign exchange impact from the strengthening of the U.S. dollar against the Australian dollar during the three months ended June 30, 2025, compared to the prior period.

Sales in the Adventure segment decreased due to significantly lower demand from global original equipment manufacturer (“OEM”) customers and a challenging wholesale market in Australia for Rhino-Rack, partially offset by a $2,099 increase from the RockyMounts acquisition and higher promotional sales in North America. Sales in the Outdoor segment increased due to a shift in timing for independent global distributor (“IGD”) revenues into the three months ended June 30, 2025, partially offset by decreases in our direct-to-consumer channels in both North America and Europe.

Domestic sales increased $1,790, or 7.8%, to $24,724 during the three months ended June 30, 2025, compared to domestic sales of $22,934 during the three months ended June 30, 2024. The increase in sales was attributable to an increase in sales at the Adventure segment of $2,053, partially offset by a decrease in sales at the Outdoor segment of $263.

International sales decreased $3,027, or 9.0%, to $30,523 during the three months ended June 30, 2025, compared to international sales of $33,550 during the three months ended June 30, 2024. The decrease in sales was attributable to a decrease in sales at the Adventure segment of $3,765, partially offset by an increase in sales at the Outdoor segment of $738.

Cost of Goods Sold

Cost of goods sold decreased $511, or 1.4%, to $35,567 during the three months ended June 30, 2025, compared to cost of goods sold of $36,078 during the three months ended June 30, 2024.

Gross Profit

Gross profit decreased $726, or 3.6%, to $19,680 during the three months ended June 30, 2025, compared to gross profit of $20,406 during the three months ended June 30, 2024. Gross margin was 35.6% during the three months ended June 30, 2025, compared to a gross margin of 36.1% during the three months ended June 30, 2024. Gross margin during the three months ended June 30, 2025, decreased compared to the prior year as a result of lower volumes and an unfavorable product mix at the Adventure segment. Specifically, the unfavorable product mix at Adventure was primarily driven by promotional sales efforts in North America. This combined with lower wholesale volume at Rhino-Rack in Australia drove the decline in gross margin compared to the three months ended June 30, 2024. These decreases were partially offset by higher volumes and a favorable product mix at the Outdoor segment during the three months ended June 30, 2025 compared to prior year.

Selling, General and Administrative

Selling, general, and administrative expenses decreased $1,171, or 4.2%, to $26,910 during the three months ended June 30, 2025, compared to selling, general and administrative expenses of $28,081 during the three months ended June 30, 2024. Selling, general and administrative expenses at the Outdoor segment decreased by $70 primarily as a result of lower employee-related costs and other expense reduction initiatives to manage costs. Selling, general and administrative expenses at the Adventure segment decreased by $617 primarily as a result of lower marketing, amortization, and employee-related costs, combined with other expense reduction initiatives. Additionally, Corporate costs decreased $484 due to lower outside service and employee-related costs.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Restructuring Charges

Restructuring charges were $161 during the three months ended June 30, 2025, compared to restructuring charges of $161 during the three months ended June 30, 2024. The restructuring charges incurred during the three months ended June 30, 2025, relate to benefits provided to employees who were terminated due to the Company’s reduction-in-force as part of its continued realignment of resources within the organization.

Transaction Costs

Transaction costs increased to $108 during the three months ended June 30, 2025, compared to transaction costs of $27 during the three months ended June 30, 2024, which consisted of expenses related to the Company’s various acquisition and disposal efforts.

Contingent Consideration Benefit

Contingent consideration benefit decreased to $0 during the three months ended June 30, 2025, compared to a contingent consideration benefit of $125 during the three months ended June 30, 2024, which consisted of changes in the estimated fair value of contingent consideration liabilities associated with our acquisition of TRED in 2023.

Legal Costs and Regulatory Matter Expenses

Legal costs and regulatory matter expenses increased to $1,837 during the three months ended June 30, 2025, compared to legal costs and regulatory matter expenses of $399 during the three months ended June 30, 2024, which consisted of expenses related to the Company’s specific legal matters. See Note 17 to our condensed consolidated financial statements for financial information regarding specific legal matters.

Impairment of Indefinite-Lived Intangible Assets

Impairment of indefinite-lived intangible assets increased to $1,565 during the three months ended June 30, 2025, compared to impairment of indefinite-lived intangible assets of $0 during the three months ended June 30, 2024. Based on the results of the Company’s impairment analysis completed as of June 30, 2025, the Company determined that certain indefinite-lived intangible assets, specifically the PIEPS trademark, were impaired and recognized charges of $1,565 during the three months ended June 30, 2025.

Interest Income, net

Interest income, net decreased to $153 during the three months ended June 30, 2025, compared to interest income, net of $455 during the three months ended June 30, 2024. The decrease in interest income recognized during the three months ended June 30, 2025, was due to lower interest rates on lower cash balances, compared to the prior period.

Other, net

Other, net, changed by $1,069, or 258.2%, to $1,483 during the three months ended June 30, 2025, compared to other, net of $414 during the three months ended June 30, 2024. The change in other, net, was primarily attributable to an increase in remeasurement gains recognized on the Company’s foreign denominated accounts receivable and accounts payable. The change was partially offset by losses in mark-to-market adjustments on non-hedged foreign currency contracts during the three months ended June 30, 2025.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Income Taxes

Income tax benefit decreased by $944, or 53.2%, to $831 during the three months ended June 30, 2025, compared to $1,775 during the same period in 2024. Our effective income tax rate was a benefit of 9.0% for the three months ended June 30, 2025, and differed compared to the statutory tax rates primarily due to the impact of valuation allowance, stock compensation, and research and experimentation expenditures and credits. For the three months ended June 30, 2024, our effective income tax rate was a benefit of 24.4% and differed compared to the statutory tax rates primarily due to the impact of stock compensation and research and experimentation expenditures and credits.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

The following presents a discussion of operations for the six months ended June 30, 2025, compared with the six months ended June 30, 2024.

	Six Months Ended
	June 30, 2025	June 30, 2024

Sales
Domestic sales	$49,533	$51,218
International sales	66,147	74,577
Total sales	115,680	125,795

Cost of goods sold	75,206	80,538
Gross profit	40,474	45,257

Operating expenses
Selling, general and administrative	53,526	56,296
Restructuring charges	334	531
Transaction costs	250	65
Contingent consideration benefit	-	(125)
Legal costs and regulatory matter expenses	2,462	3,401
Impairment of indefinite-lived intangible assets	1,565	-

Total operating expenses	58,137	60,168

Operating loss	(17,663)	(14,911)

Other income (expense)
Interest income, net	410	825
Other, net	1,942	(495)

Total other income, net	2,352	330

Loss before income tax	(15,311)	(14,581)
Income tax benefit	(1,633)	(2,626)
Loss from continuing operations	(13,678)	(11,955)

Discontinued operations, net of tax	-	28,346

Net (loss) income	$(13,678)	$16,391

Sales

Total sales decreased $10,115, or 8.0%, to $115,680 during the six months ended June 30, 2025, compared to total sales of $125,795 during the six months ended June 30, 2024. The decrease in sales was attributable to a decrease in sales at the Adventure and Outdoor segments of $7,890 and $2,225, respectively.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Sales in the Outdoor segment were reduced by $795 due to foreign exchange impact from the strengthening of the U.S. dollar primarily against the euro during the six months ended June 30, 2025, compared to the prior period. Sales in the Adventure segment were reduced by $933 due to foreign exchange impact from the strengthening of the U.S. dollar against the Australian dollar during the six months ended June 30, 2025, compared to the prior period.

Sales in the Adventure segment decreased due to significantly lower demand from global original equipment manufacturer (“OEM”) customers and a challenging wholesale market in Australia for both Rhino-Rack and MAXTRAX, combined with a prior year large wholesale customer in North America not reoccurring in the six months ended June 30, 2025, partially offset by a $3,441 increase from the RockyMounts acquisition. Sales in the Outdoor segment decreased due to our product simplification and SKU rationalization strategy across Black Diamond and decreases in our direct-to-consumer channels in both North America and Europe, partially offset by higher apparel revenue during the six months ended June 30, 2025.

Domestic sales decreased $1,685, or 3.3%, to $49,533 during the six months ended June 30, 2025, compared to domestic sales of $51,218 during the six months ended June 30, 2024. The decrease in sales was attributable to a decrease in sales at the Outdoor segment of $3,199, partially offset by an increase in sales at the Adventure segment of $1,514.

International sales decreased $8,430, or 11.3%, to $66,147 during the six months ended June 30, 2025, compared to international sales of $74,577 during the six months ended June 30, 2024. The decrease in sales was attributable to a decrease in sales at the Adventure segment of $9,404, partially offset by an increase in sales at the Outdoor segment of $974.

Cost of Goods Sold

Cost of goods sold decreased $5,332, or 6.6%, to $75,206 during the six months ended June 30, 2025, compared to cost of goods sold of $80,538 during the six months ended June 30, 2024.

Gross Profit

Gross profit decreased $4,783, or 10.6%, to $40,474 during the six months ended June 30, 2025, compared to gross profit of $45,257 during the six months ended June 30, 2024. Gross margin was 35.0% during the six months ended June 30, 2025, compared to a gross margin of 36.0% during the six months ended June 30, 2024. Gross margin during the six months ended June 30, 2025, decreased compared to the prior year as a result of lower volumes and unfavorable product mix at the Outdoor and Adventure segments. Specifically, the unfavorable product mix at Outdoor was related to high levels of discontinued merchandise that was sold, including the vast majority of the remaining Per- and Polyfluoroalkyl Substances (“PFAS”) inventory. The unfavorable product mix at Adventure was primarily driven by promotional sales efforts in North America. This combined with lower wholesale volume at both Rhino-Rack and MAXTRAX in Australia drove the decline in gross margin compared to the six months ended June 30, 2024.

Selling, General and Administrative

Selling, general, and administrative expenses decreased $2,770, or 4.9%, to $53,526 during the six months ended June 30, 2025, compared to selling, general and administrative expenses of $56,296 during the six months ended June 30, 2024. Selling, general and administrative expenses at the Outdoor segment decreased by $1,112 primarily as a result of lower digital marketing and employee-related costs, as well as lower retail expenses due to store closures and other expense reduction initiatives to manage costs. Selling, general and administrative expenses at the Adventure segment decreased by $963 primarily as a result of lower marketing, amortization, and employee-related costs, combined with other expense reduction initiatives, partially offset by a write-off of internally developed software during the six months ended June 30, 2025. Additionally, Corporate costs decreased $695 due to lower outside service and employee-related costs.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Restructuring Charges

Restructuring charges decreased to $334 during the six months ended June 30, 2025, compared to restructuring charges of $531 during the six months ended June 30, 2024. The restructuring charges incurred during the six months ended June 30, 2025 relate to benefits provided to employees who were terminated due to the Company’s reduction-in-force as part of its continued realignment of resources within the organization of $304 and lease exit and contract termination costs of $30.

Transaction Costs

Transaction costs increased to $250 during the six months ended June 30, 2025, compared to transaction costs of $65 during the six months ended June 30, 2024, which consisted of expenses related to the Company’s various acquisition and disposal efforts.

Contingent Consideration Benefit

Contingent consideration benefit decreased to $0 during the six months ended June 30, 2025, compared to a contingent consideration benefit of $125 during the six months ended June 30, 2024, which consisted of changes in the estimated fair value of contingent consideration liabilities associated with our acquisition of TRED in 2023.

Legal Costs and Regulatory Matter Expenses

Legal costs and regulatory matter expenses decreased to $2,462 during the six months ended June 30, 2025, compared to legal costs and regulatory matter expenses of $3,401 during the six months ended June 30, 2024, which consisted of expenses related to the Company’s specific legal matters. See Note 17 to our condensed consolidated financial statements for financial information regarding specific legal matters.

Impairment of Indefinite-Lived Intangible Assets

Impairment of indefinite-lived intangible assets increased to $1,565 during the six months ended June 30, 2025, compared to impairment of indefinite-lived intangible assets of $0 during the six months ended June 30, 2024. Based on the results of the Company’s impairment analysis completed as of June 30, 2025, the Company determined that certain indefinite-lived intangible assets, specifically the PIEPS trademark, were impaired and recognized charges of $1,565 during the six months ended June 30, 2025.

Interest Income, net

Interest income, net decreased to $410 during the six months ended June 30, 2025, compared to interest income, net of $825 during the six months ended June 30, 2024. The decrease in interest income recognized during the six months ended June 30, 2025, was due to lower interest rates on lower cash balances, compared to the prior period.

Other, net

Other, net, changed by $2,437, or 492.3%, to $1,942 during the six months ended June 30, 2025, compared to other, net of ($495) during the six months ended June 30, 2024. The change in other, net, was primarily attributable to an increase in remeasurement gains recognized on the Company’s foreign denominated accounts receivable and accounts payable. The change was partially offset by losses in mark-to-market adjustments on non-hedged foreign currency contracts during the six months ended June 30, 2025.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Income Taxes

Income tax benefit decreased by $993, or 37.8%, to $1,633 during the six months ended June 30, 2025, compared to $2,626 during the same period in 2024. Our effective income tax rate was a benefit of 10.7% for the six months ended June 30, 2025, and differed compared to the statutory tax rates primarily due to the impact of valuation allowance, stock compensation, and research and experimentation expenditures and credits. For the six months ended June 30, 2024, our effective income tax rate was a benefit of 18.0%, and differed compared to the statutory tax rates primarily due to the impact of stock compensation and research and experimentation expenditures and credits.

Discontinued Operations

Net income from discontinued operations was $0 during the six months ended June 30, 2025, compared to net income from discontinued operations of $28,346 during the six months ended June 30, 2024. The change in net income from discontinued operations is due to the sale of the Precision Sport segment occurring during the six months ended June 30, 2024. There was no activity in discontinued operations during the six months ended June 30, 2025.

Liquidity and Capital Resources

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

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

At June 30, 2025, we had total cash of $28,474, compared to total cash of $45,359 at December 31, 2024. At June 30, 2025, the Company had $4,931 of the $28,474 in cash held by foreign entities, of which $3,917 is considered permanently reinvested.

The following presents a discussion of cash flows for the condensed consolidated six months ended June 30, 2025 compared with the condensed consolidated six months ended June 30, 2024.

	Six Months Ended
	June 30, 2025	June 30, 2024

Net cash used in operating activities	$(11,497)	$(15,527)
Net cash (used in) provided by investing activities	(2,990)	172,162
Net cash used in financing activities	(1,962)	(121,602)
Effect of foreign exchange rates on cash	520	(136)
Change in cash	(15,929)	34,897
Cash, beginning of year	45,359	11,324
Cash, end of period	$29,430	$46,221

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Net Cash From Operating Activities

Net cash used in operating activities was $11,497 during the six months ended June 30, 2025, compared to net cash used in operating activities of $15,527 during the six months ended June 30, 2024. The change in net cash used in operating activities during 2025 is primarily due to the gain on sale of $40,585 during the six months ended June 30, 2024 related to the disposition of the Precision Sport segment. This impact was partially offset by a decrease in net income and deferred income taxes, and an increase in cash outflows related to working capital during the six months ended June 30, 2025, compared to the same period in 2024.

Free cash flow, defined as net cash used in operating activities less capital expenditures, of $14,541 was used during the six months ended June 30, 2025 compared to $19,002 used during the same period in 2024. The Company believes that the non-GAAP measure, free cash flow, provides an understanding of the capital required by the Company to expand its asset base. A reconciliation of free cash flows to the nearest comparable GAAP financial measure is set forth below:

	Six Months Ended
	June 30, 2025	June 30, 2024

Net cash used in operating activities	$(11,497)	$(15,527)
Purchase of property and equipment	(3,044)	(3,475)
Free cash flow	$(14,541)	$(19,002)

Net Cash From Investing Activities

Net cash (used in) provided by investing activities was ($2,990) during the six months ended June 30, 2025, compared to net cash provided by investing activities of $172,162 during the six months ended June 30, 2024. The change in cash (used in) provided by investing activities during the six months ended June 30, 2025 is primarily due to the cash received related to the disposition of the Precision Sport segment during the six months ended June 30, 2024.

Net Cash From Financing Activities

Net cash used in financing activities was $1,962 during the six months ended June 30, 2025, compared to net cash used in financing activities of $121,602 during the six months ended June 30, 2024. The change in net cash used in financing activities during the six months ended June 30, 2025, compared to the same period in 2024 was primarily due to the settlement of all outstanding borrowings on our revolving credit facility and term debt under the Restated Credit Agreement during the six months ended June 30, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30, 2025. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Executive Chairman and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2025, were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d).

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

Separately, on April 21, 2022, BDEL filed a Section 15(b) report and applied for Fast-Track consideration for a voluntary recall, consisting of free repair or replacement of such malfunctioning models of avalanche transceivers, which would not switch from “send” mode to “search” mode due to an electronic malfunction in the reed switch or foil. The CPSC approved the recall and entered into a Corrective Action Plan agreement with BDEL in August 2022. BDEL received a letter from the CPSC, dated January 17, 2023, stating that the CPSC is investigating whether BDEL has timely complied with the reporting requirements of Section 15(b) of the Consumer Protection Safety Act and related regulations regarding the malfunction in the reed switch or foil in certain models of avalanche transceivers switching out of “search” mode. BDEL responded to the CPSC’s investigation by letter dated March 31, 2023, accompanied with documents responsive to the CPSC’s requests. The CPSC asked for further clarification and documents, and BDEL sent a responsive letter accompanied by additional documents on June 23, 2023. On September 6, 2023, the CPSC requested further clarification and information regarding the reed switch issue, to which BDEL responded on October 6, 2023 and October 13, 2023.

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

On January 23, 2025, the Company and BDEL were each served with grand jury subpoenas from the United States Department of Justice requiring the production of documents relating to avalanche transmitters distributed by BDEL. The Company and BDEL are cooperating with this investigation.

On March 13, 2025, the Company received a letter from the CPSC requesting various categories of documents and information in connection with an investigation into whether BDEL sold products that were subject to a recall. The Company has cooperated with that investigation, substantially completed document production, and delivered a narrative explanatory letter to the CPSC on June 18, 2025.

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

CLARUS CORPORATION

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

ITEM 5. OTHER INFORMATION

During the three month period ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, nor did the Company during such fiscal quarter adopt or terminate any “Rule 10b5-1 trading arrangement”.

CLARUS CORPORATION

ITEM 6. EXHIBITS

Exhibit	Description
10.1	Clarus Corporation Amended and Restated 2015 Stock Incentive Plan. *
10.2	Form of Stock Option Agreement for the Clarus Corporation Amended and Restated 2015 Stock Incentive Plan. *
10.3	Form of Restricted Stock Unit Agreement for the Clarus Corporation Amended and Restated 2015 Stock Incentive Plan. *
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101
*	Filed herewith
**	Furnished herewith

CLARUS CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLARUS CORPORATION
Date: July 31, 2025	By:	/s/ Warren B. Kanders
	Name:	Warren B. Kanders
	Title:	Executive Chairman
(Principal Executive Officer)

Date: July 31, 2025	By:	/s/ Michael J. Yates
	Name:	Michael J. Yates
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)