Form 10-Q
period 2025-09-30
Clarus Corp
filed 2025-11-06
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2025

or

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

As of October 30, 2025, there were 38,401,824 shares of common stock, par value $0.0001, outstanding.

CLARUS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash	$29,508	$45,359
Accounts receivable, less allowance for
credit losses of $1,254 and $1,271	51,755	43,678
Inventories	86,546	82,278
Prepaid and other current assets	5,330	5,555
Income tax receivable	1,700	910
Total current assets	174,839	177,780

Property and equipment, net	18,582	17,606
Other intangible assets, net	25,577	31,516
Indefinite-lived intangible assets	45,212	46,750
Goodwill	3,804	3,804
Deferred income taxes	36	36
Other long-term assets	15,020	16,602
Total assets	$283,070	$294,094

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$10,610	$11,873
Accrued liabilities	24,883	22,276
Income tax payable	47	-
Current portion of long-term debt	1,980	1,888
Total current liabilities	37,520	36,037

Deferred income taxes	8,485	12,210
Other long-term liabilities	11,260	12,754
Total liabilities	57,265	61,001

Stockholders’ Equity
Preferred stock, $0.0001 par value per share; 5,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value per share; 100,000 shares authorized; 43,054 and 43,004 issued and 38,402 and 38,362 outstanding, respectively	4	4
Additional paid in capital	702,160	697,592
Accumulated deficit	(425,032)	(406,857)
Treasury stock, at cost	(33,156)	(33,114)
Accumulated other comprehensive loss	(18,171)	(24,532)
Total stockholders’ equity	225,805	233,093
Total liabilities and stockholders’ equity	$283,070	$294,094

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	September 30, 2025	September 30, 2024

Sales
Domestic sales	$28,261	$24,365
International sales	41,086	42,750
Total sales	69,347	67,115

Cost of goods sold	44,981	43,618
Gross profit	24,366	23,497

Operating expenses
Selling, general and administrative	26,155	27,880
Restructuring charges	155	478
Transaction costs	436	103
Contingent consideration benefit	(355)	-
Legal costs and regulatory matter expenses	1,001	394

Total operating expenses	27,392	28,855

Operating loss	(3,026)	(5,358)

Other (expense) income
Interest income, net	108	373
Other, net	(943)	1,164

Total other (expense) income, net	(835)	1,537

Loss before income tax	(3,861)	(3,821)
Income tax benefit	(2,244)	(664)
Net loss	(1,617)	(3,157)

Other comprehensive income, net of tax:
Foreign currency translation adjustment	850	3,665
Unrealized gain (loss) on hedging activities	868	(185)
Other comprehensive income	1,718	3,480
Comprehensive income	$101	$323

Net loss per share:
Basic	$(0.04)	$(0.08)
Diluted	(0.04)	(0.08)

Weighted average shares outstanding:
Basic	38,402	38,352
Diluted	38,402	38,352

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended
	September 30, 2025	September 30, 2024

Sales
Domestic sales	$77,794	$75,583
International sales	107,233	117,327
Total sales	185,027	192,910

Cost of goods sold	120,187	124,156
Gross profit	64,840	68,754

Operating expenses
Selling, general and administrative	79,681	84,176
Restructuring charges	489	1,009
Transaction costs	686	168
Contingent consideration benefit	(355)	(125)
Legal costs and regulatory matter expenses	3,463	3,795
Impairment of indefinite-lived intangible assets	1,565	-

Total operating expenses	85,529	89,023

Operating loss	(20,689)	(20,269)

Other income
Interest income, net	518	1,198
Other, net	999	669

Total other income, net	1,517	1,867

Loss before income tax	(19,172)	(18,402)
Income tax benefit	(3,877)	(3,290)
Loss from continuing operations	(15,295)	(15,112)

Discontinued operations, net of tax	-	28,346

Net (loss) income	(15,295)	13,234

Other comprehensive income, net of tax:
Foreign currency translation adjustment	7,244	1,167
Unrealized (loss) gain on hedging activities	(883)	187
Other comprehensive income	6,361	1,354
Comprehensive (loss) income	$(8,934)	$14,588

Loss from continuing operations per share:
Basic	$(0.40)	$(0.39)
Diluted	(0.40)	(0.39)

Net (loss) income per share:
Basic	$(0.40)	$0.35
Diluted	(0.40)	0.35

Weighted average shares outstanding:
Basic	38,390	38,286
Diluted	38,390	38,286

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash Flows From Operating Activities:
Net (loss) income	$(15,295)	$13,234
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation of property and equipment	2,654	3,051
Amortization of other intangible assets	6,586	7,316
Impairment of indefinite-lived intangible assets	1,565	-
Loss (gain) on sale of businesses	410	(40,585)
Accretion of notes payable	92	-
Amortization of debt issuance costs	-	1,209
Loss (gain) on disposition of property and equipment	424	(138)
Noncash lease expense	2,673	2,284
Contingent consideration benefit	(355)	(125)
Stock-based compensation	4,568	4,258
Deferred income taxes	(4,428)	3,441
Changes in operating assets and liabilities, net of disposition:
Accounts receivable	(7,951)	778
Inventories	(5,359)	(4,703)
Prepaid and other assets	(763)	(543)
Accounts payable	(1,493)	(7,940)
Accrued liabilities	147	(4,549)
Income taxes	(709)	(858)
Net cash used in operating activities	(17,234)	(23,870)

Cash Flows From Investing Activities:
Proceeds from sale of businesses, net of cash	7,813	175,674
Proceeds from disposition of property and equipment	70	245
Purchase of intangible assets	-	(250)
Purchases of property and equipment	(4,259)	(4,525)
Net cash provided by investing activities	3,624	171,144

Cash Flows From Financing Activities:
Proceeds from revolving credit facilities	-	31,205
Repayments on revolving credit facilities	-	(41,580)
Repayments on term loans and other debt	-	(109,463)
Proceeds from issuance of term loans and other debt	-	49
Purchase of treasury stock	(42)	(185)
Proceeds from exercise of options	-	565
Cash dividends paid	(2,880)	(2,872)
Net cash used in financing activities	(2,922)	(122,281)

Effect of foreign exchange rates on cash	681	82

Change in cash	(15,851)	25,075
Cash, beginning of year	45,359	11,324
Cash, end of period	$29,508	$36,399

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$871	$2,284
Cash paid for interest	$16	$1,947
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Purchases of property and equipment incurred but not paid	$77	$131
Lease liabilities arising from obtaining right-of-use assets	$485	$991

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

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except per share amounts)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Loss	Equity

Balance, December 31, 2024	43,004	$4	$697,592	$(406,857)	(4,642)	$(33,114)	$(24,532)	$233,093
Net loss	-	-	-	(5,244)	-	-	-	(5,244)
Other comprehensive income	-	-	-	-	-	-	973	973
Cash dividends ($0.025 per share)	-	-	-	(959)	-	-	-	(959)
Purchase of treasury stock	-	-	-	-	(10)	(42)	-	(42)
Stock-based compensation expense	-	-	1,469	-	-	-	-	1,469
Proceeds from exercise of options	50	-	-	-	-	-	-	-
Balance, March 31, 2025	43,054	$4	$699,061	$(413,060)	(4,652)	$(33,156)	$(23,559)	$229,290
Net loss	-	-	-	(8,434)	-	-	-	(8,434)
Other comprehensive income	-	-	-	-	-	-	3,670	3,670
Cash dividends ($0.025 per share)	-	-	-	(961)	-	-	-	(961)
Stock-based compensation expense	-	-	1,555	-	-	-	-	1,555
Balance, June 30, 2025	43,054	$4	$700,616	$(422,455)	(4,652)	$(33,156)	$(19,889)	$225,120
Net loss	-	-	-	(1,617)	-	-	-	(1,617)
Other comprehensive income	-	-	-	-	-	-	1,718	1,718
Cash dividends ($0.025 per share)	-	-	-	(960)	-	-	-	(960)
Stock-based compensation expense	-	-	1,544	-	-	-	-	1,544
Balance, September 30, 2025	43,054	$4	$702,160	$(425,032)	(4,652)	$(33,156)	$(18,171)	$225,805

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and its subsidiaries (which may be collectively referred to as the “Company,” “Clarus,” “we,” “us” or “our”) as of September 30, 2025 and December 31, 2024 and for the three and nine months ended September 30, 2025 and 2024, have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), instructions to the Quarterly Report on Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments, except otherwise disclosed) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be obtained for the year ending December 31, 2025. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2025.

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

Sale of PIEPS

On May 8, 2025, BD European Holdings, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company, entered into a Share Purchase and Transfer Agreement (the “Share Purchase Agreement”) to sell all of the issued and outstanding shares of Black Diamond Austria GmbH, together with its operating subsidiary, PIEPS GmbH (collectively, “PIEPS”). On July 11, 2025, the Company completed the sale of PIEPS, which was included in the Company’s Outdoor segment, to a private investment firm for a total purchase price of €7,825 (approximately $9,124), including cash held at PIEPS of $1,311, pursuant to the Share Purchase Agreement. The Company recognized a pre-tax loss on sale of $410, which is included in other, net in the condensed consolidated statements of comprehensive (loss) income.

We determined that the sale of the PIEPS business does not represent a strategic shift that had or will have a major effect on the condensed consolidated statements of comprehensive (loss) income, and therefore results were not classified as discontinued operations.

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

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Restricted Cash

Included within cash in the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, is restricted cash of $1,497 and $1,397, respectively, primarily related to a long-term lease agreement. Cash is restricted when withdrawal or general use is contractually or legally restricted.

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

NOTE 2. ACQUISITIONS

RockyMounts

On December 5, 2024, Clarus and its wholly-owned subsidiary, Rhino-Rack USA LLC, entered into an Asset Purchase Agreement (the “RockyMounts Purchase Agreement”) with RockyMounts, Inc. (the “Seller” or “RockyMounts”) and Robert C. Noyes, pursuant to which the Company (i) acquired certain assets and liabilities of the Seller constituting the RockyMounts business, including equipment, inventory, intellectual property (including exclusive use of the brand name ROCKYMOUNTS and the tradename ROCKY MOUNTS INC.), software, domain names and social media accounts, and (ii) assumed certain liabilities related to the RockyMounts assets, including all liabilities and obligations of the Seller under the Assigned Contracts (as defined in the RockyMounts Purchase Agreement), arising or to be performed after the closing of the acquisition pursuant to the RockyMounts Purchase Agreement.

Pursuant to the RockyMounts Purchase Agreement, the purchase price paid for the RockyMounts assets was up to $8,000, which includes (i) $4,000 paid in cash at closing, subject to adjustment as set forth in the RockyMounts Purchase

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Agreement, (ii) the issuance of a promissory note by Rhino-Rack USA LLC in favor of the Seller in the original principal amount of $2,000, payable on the one-year anniversary of the closing of the RockyMounts Purchase Agreement, and (iii) the payment of additional contingent consideration of up to $2,000 in cash if certain future net sales thresholds are met for the years endings December 31, 2025 and December 31, 2026, respectively (the “RockyMounts Contingent Consideration”). The Company has estimated the initial fair value of the RockyMounts Contingent Consideration to be $609 and has recorded this liability within accrued liabilities and other long-term liabilities. See Note 11 for discussion regarding the valuation of the RockyMounts Contingent Consideration as of September 30, 2025. The acquisition was accounted for as a business combination.

The Company believes the acquisition of RockyMounts provides the Company with a greater combined global revenue base, profitability and free cash flows, and access to increased liquidity to further acquire and grow businesses.

The following table is a reconciliation to the fair value of the purchase consideration and how the purchase consideration is allocated to assets acquired and liabilities assumed which have been estimated at their fair values. The fair value estimates for the purchase price allocation for RockyMounts are based on the Company’s best estimates and assumptions as of the reporting date and are considered preliminary. The fair value measurements of identifiable assets and liabilities, and the resulting goodwill related to the RockyMounts acquisition are subject to change and the final purchase price allocations could be different from the amounts presented below. We expect to finalize the valuations as soon as practicable, but not later than one year from the date of the acquisition. The excess of purchase consideration over the assets acquired and liabilities assumed is recorded as goodwill. Goodwill for RockyMounts is included in the Adventure segment. The goodwill consists largely of the growth and profitability expected from this acquisition.

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

NOTE 3. DISCONTINUED OPERATIONS

On February 29, 2024, the Company and Everest/Sapphire Acquisition, LLC, its wholly-owned subsidiary, completed the sale to Bullseye Acquisitions, LLC, an affiliate of JDH Capital Company, of all of the equity associated with the Company’s Precision Sport segment, which is comprised of the Company’s subsidiaries Sierra and Barnes, pursuant to a Purchase and Sale Agreement dated as of December 29, 2023, by and among, Bullseye Acquisitions, LLC, Everest/Sapphire Acquisition, LLC and the Company (the “Precision Sport Purchase Agreement”). The Precision Sport segment engaged in the business of designing, developing, manufacturing, and marketing bullets and ammunition to the military, law enforcement, and commercial/consumer markets. Under the terms of the Precision Sport Purchase Agreement, the Buyer agreed to pay $175,000 in cash, which is subject to a customary working capital adjustment. The Company received $175,674 in cash under the terms of the Precision Sport Purchase Agreement, which included a preliminary working capital adjustment. As of December 31, 2024, the working capital adjustment had been finalized, with no changes from the preliminary working capital adjustment. The Company recognized a pre-tax gain on such sale of $40,585. The activities of the Precision Sport segment have been segregated and reported as discontinued operations for the nine months ended September 30, 2024. There was no activity in discontinued operations during the three months ended September 30, 2024.

Summarized results of discontinued operations for the Precision Sport segment are as follows:

Nine Months Ended
September 30, 2024

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

In connection with the sale of the Precision Sport segment, all interest expense related to outstanding debt that was required to be repaid with the proceeds received from the sale pursuant to the terms of the Company’s credit facility is allocated to discontinued operations in our condensed consolidated financial statements for the nine months ended September 30, 2024.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Summarized cash flow information for the Precision Sport segment discontinued operations are as follows:

Nine Months Ended
September 30, 2024

Stock-based compensation	$5
Purchase of property and equipment	$886

NOTE 4. INVENTORIES

Inventories, as of September 30, 2025 and December 31, 2024, were as follows:

	September 30, 2025	December 31, 2024
Finished goods	$80,994	$72,329
Work-in-process	282	234
Raw materials and supplies	5,270	9,715
	$86,546	$82,278

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, net, as of September 30, 2025 and December 31, 2024, were as follows:

	September 30, 2025	December 31, 2024

Land	$2,850	$2,850
Building and improvements	7,840	5,891
Furniture and fixtures	5,313	4,958
Computer hardware and software	8,712	8,380
Machinery and equipment	17,135	16,795
Construction in progress	3,282	3,412
	45,132	42,286
Less accumulated depreciation	(26,550)	(24,680)
	$18,582	$17,606

Depreciation expense for continuing operations for the three months ended September 30, 2025 and 2024 was $894 and $980, respectively, and for the nine months ended September 30, 2025 and 2024 was $2,654 and $3,051, respectively.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes the balances in goodwill by segment:

	Outdoor	Adventure	Total

Goodwill	$29,507	$96,966	$126,473
Accumulated goodwill impairments	(29,507)	(88,335)	(117,842)

Balance at December 31, 2024	$-	$3,804	$3,804

Balance at September 30, 2025	$-	$3,804	$3,804

Indefinite-Lived Intangible Assets

The following table summarizes the changes in indefinite-lived intangible assets:

Balance at December 31, 2024	$46,750

Decrease due to impairment	(1,565)
Decrease due to sale of PIEPS	(1,704)
Impact of foreign currency exchange rates	1,731

Balance at September 30, 2025	$45,212

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

Trademarks classified as indefinite-lived intangible assets by brand as of September 30, 2025 and December 31, 2024, were as follows:

	September 30, 2025	December 31, 2024
Black Diamond	$19,600	$19,600
PIEPS	-	2,899
Rhino-Rack	21,221	20,093
MAXTRAX	4,391	4,158
	$45,212	$46,750

Other Intangible Assets, net

The following table summarizes the changes in gross other intangible assets:

Gross balance at December 31, 2024	$77,960

Decrease due to sale of PIEPS	(4,712)
Impact of foreign currency exchange rates	3,496

Gross balance at September 30, 2025	$76,744

Other intangible assets, net of amortization as of September 30, 2025 and December 31, 2024, were as follows:

	September 30, 2025
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life
Intangibles subject to amortization
Customer relationships	$58,496	$(39,477)	$19,019	13.7 years
Product technologies	15,679	(11,134)	4,545	9.3 years
Tradenames	2,337	(517)	1,820	9.6 years
Non-compete agreements	232	(39)	193	5.0 years
	$76,744	$(51,167)	$25,577	12.6 years

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

Amortization expense for continuing operations for the three months ended September 30, 2025 and 2024, was $2,149 and $2,416, respectively, and for the nine months ended September 30, 2025 and 2024 was $6,586 and $7,316, respectively. Future amortization expense for other intangible assets as of September 30, 2025 is as follows:

Years Ending December 31,	Amortization Expense
2025 (excluding the nine months ended September 30, 2025)	$2,158
2026	6,834
2027	4,904
2028	3,437
2029	2,587
2030	1,871
Thereafter	3,786
$25,577

NOTE 7. ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Accrued liabilities as of September 30, 2025 and December 31, 2024, were as follows:

	September 30, 2025	December 31, 2024

Accrued payroll and related items	$3,368	$4,054
Accrued bonus	2,110	1,866
Designated forward exchange contracts	1,143	-
Accrued warranty	1,515	2,212
Current lease liabilities	3,298	3,470
Accrued commissions	1,071	376
Sales returns and rebates	3,603	2,145
Contingent consideration liabilities	-	355
Accrued CPSC regulatory matter	2,500	2,500
Accrued legal expenses	1,403	436
Restructuring liabilities	13	541
Other	4,859	4,321
	$24,883	$22,276

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Other long-term liabilities as of September 30, 2025 and December 31, 2024, were as follows:

	September 30, 2025	December 31, 2024

Long-term lease liabilities	$9,717	$11,288
Contingent consideration liabilities	254	254
Other	1,289	1,212
	$11,260	$12,754

NOTE 8. LONG-TERM DEBT

Long-term debt as of September 30, 2025 and December 31, 2024, was as follows:

	September 30, 2025	December 31, 2024

Revolving credit facility (a)	$-	$-
Other debt (b)	1,980	1,888
Term loan (c)	-	-
	1,980	1,888
Less current portion	(1,980)	(1,888)
	$-	$-

(a)	On February 29, 2024, upon the closing of the disposition of the Precision Sport segment, the Company terminated and paid off amounts outstanding under the revolving credit facility, and pursuant to the Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto (the “Restated Credit Agreement”), in full. The Company paid interest monthly on any borrowings on the Restated Credit Agreement.
(b)	On December 5, 2024, pursuant to the RockyMounts Purchase Agreement, Clarus and its wholly-owned subsidiary, Rhino-Rack USA LLC, issued a promissory note in favor of RockyMounts, Inc. in the principal amount of $2,000, payable on December 5, 2025. Imputed interest is included within the principal amount and the fair value of the note was $1,878 on the date of issuance. As of September 30, 2025 and December 31, 2024, the borrowing rate was 6.5%.
(c)	On February 29, 2024, upon the closing of the disposition of the Precision Sport segment, the Company terminated and paid off amounts outstanding under the term loan in full. The Company paid interest monthly on any borrowings on the Restated Credit Agreement.

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

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

At September 30, 2025, the Company’s derivative contracts had remaining maturities of less than one year. The counterparties to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure of the Company’s credit risk to the counterparties is generally limited to the aggregate unrealized loss of all contracts with that counterparty, which was $1,143 as of September 30, 2025. The Company’s exposure of counterparty credit risk is limited to the aggregate unrealized gain on all contracts. As of September 30, 2025, there was no such exposure to the counterparties. The Company’s derivative counterparties have strong credit ratings and as a result, the Company does not require collateral to facilitate transactions.

The Company held the following contracts designated as hedging instruments as of September 30, 2025 and December 31, 2024:

September 30, 2025
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	$3,938	February 2026
Foreign exchange contracts - Euros	€ 9,938	February 2026

December 31, 2024
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	$1,379	February 2025
Foreign exchange contracts - Euros	€ 6,711	August 2025

For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive loss and reclassified to sales in the period the underlying hedged transaction is recognized in earnings. Gains (losses) of ($641) and $14 were reclassified to sales during the three months ended September 30, 2025 and 2024, respectively, and ($1,068) and $231 were reclassified to sales during the nine months ended September 30, 2025 and 2024, respectively.

The following table presents the balance sheet classification and fair value of derivative instruments as of September 30, 2025 and December 31, 2024:

	Classification	September 30, 2025	December 31, 2024

Derivative instruments in asset positions:
Designated forward exchange contracts	Prepaid and other current assets	$-	$600

Derivative instruments in liability positions:
Designated forward exchange contracts	Accrued liabilities	$1,143	$-

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss (“AOCI”) primarily consists of foreign currency translation adjustments and changes in our forward foreign exchange contracts. The following table sets forth the changes in AOCI, net of tax, for the three months ended September 30, 2025:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of June 30, 2025	$(18,464)	$(1,425)	$(19,889)
Other comprehensive income before reclassifications	850	384	1,234
Amounts reclassified from other comprehensive income	-	484	484
Net current period other comprehensive income	850	868	1,718
Balance as of September 30, 2025	$(17,614)	$(557)	$(18,171)

The following table sets forth the changes in AOCI, net of tax, for the three months ended September 30, 2024:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of June 30, 2024	$(17,721)	$181	$(17,540)
Other comprehensive income (loss) before reclassifications	3,665	(174)	3,491
Amounts reclassified from other comprehensive income (loss)	-	(11)	(11)
Net current period other comprehensive income (loss)	3,665	(185)	3,480
Balance as of September 30, 2024	$(14,056)	$(4)	$(14,060)

The following table sets forth the changes in AOCI, net of tax, for the nine months ended September 30, 2025:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2024	$(24,858)	$326	$(24,532)
Other comprehensive income (loss) before reclassifications	7,244	(1,689)	5,555
Amounts reclassified from other comprehensive income (loss)	-	806	806
Net current period other comprehensive income (loss)	7,244	(883)	6,361
Balance as of September 30, 2025	$(17,614)	$(557)	$(18,171)

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

The effects on net income of amounts reclassified from unrealized gains (losses) on cash flow hedges for foreign exchange contracts for the three and nine months ended September 30, 2025 and 2024, were as follows:

	Gains (losses) reclassified from AOCI to the Consolidated Statements of Comprehensive (Loss) Income
Affected line item in the Consolidated	Three Months Ended		Nine Months Ended
Statements of Comprehensive (Loss) Income	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Foreign exchange contracts:
Sales	$(641)	$14	$(1,068)	$231
Less: Income tax (benefit) expense	(157)	3	(262)	53
Amount reclassified, net of tax	$(484)	$11	$(806)	$178

Total reclassifications from AOCI	$(484)	$11	$(806)	$178

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

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Items Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025
	Level 1	Level 2	Level 3	Total

Assets
Designated forward exchange contracts	$-	$-	$-	$-
	$-	$-	$-	$-

Liabilities
Designated forward exchange contracts	$-	$1,143	$-	$1,143
Contingent consideration liabilities	$-	$-	$254	$254
	$-	$1,143	$254	$1,397

	December 31, 2024
	Level 1	Level 2	Level 3	Total

Assets
Designated forward exchange contracts	$-	$600	$-	$600
	$-	$600	$-	$600

Liabilities
Contingent consideration liabilities	$-	$-	$609	$609
	$-	$-	$609	$609

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

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The following table summarizes the changes in contingent consideration liabilities:

RockyMounts

Balance at December 31, 2024	$609

Fair value adjustments	(355)

Balance at September 30, 2025	$254

As the contingent consideration liabilities are remeasured to fair value each reporting period, significant increases or decreases in projected sales, discount rates or the time until payment is made could have resulted in a significantly lower or higher fair value measurement. Our determination of fair value of the contingent consideration liabilities could change in future periods based on our ongoing evaluation of these significant unobservable inputs. The net sales threshold required for the payment of the TRED contingent consideration was not met during the measurement period ended June 30, 2025. As of September 30, 2025, the net sales threshold required for the payment of the 2025 portion of the RockyMounts contingent consideration is not expected to be met during the measurement period ending December 31, 2025.

NOTE 12. STOCKHOLDERS’ EQUITY

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis. The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. On November 5, 2025, the Company announced that its Board of Directors approved the payment on November 26, 2025 of the Quarterly Cash Dividend of $0.025 to the record holders of shares of the Company’s common stock as of the close of business on November 17, 2025.

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

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Weighted average shares outstanding - basic	38,402	38,352	38,390	38,286
Effect of dilutive stock awards	-	-	-	-
Weighted average shares outstanding - diluted	38,402	38,352	38,390	38,286

Loss from continuing operations per share:
Basic	$(0.04)	$(0.08)	$(0.40)	$(0.39)
Diluted	(0.04)	(0.08)	(0.40)	(0.39)

Income from discontinued operations per share:
Basic	$-	$-	$-	$0.74
Diluted	-	-	-	0.74

Net (loss) income per share:
Basic	$(0.04)	$(0.08)	$(0.40)	$0.35
Diluted	(0.04)	(0.08)	(0.40)	0.35

For the three months ended September 30, 2025 and 2024, equity awards of 4,685 and 5,762, respectively, and for the nine months ended September 30, 2025 and 2024, equity awards of 4,531 and 5,217, respectively, were excluded from the calculation of earnings (loss) per share for these periods as they were anti-dilutive.

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

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Options Granted:

During the nine months ended September 30, 2025, the Company issued stock option awards for an aggregate of 630 shares of Common Stock under the Amended and Restated 2015 Plan and the 2015 Plan to directors and employees of the Company. Of the 630 stock options, 500 stock options shall vest and become exercisable one year from the date of the grant, 50 stock options shall vest and become exercisable over a period of three years from the date of the grant, and 80 stock options shall vest and become exercisable in four equal consecutive quarterly tranches from the date of grant. All of the issued stock options expire ten years from the date of the grant.

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Options Granted During the Nine Months Ended September 30, 2025

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

The grant date fair value of the stock options granted during the nine months ended September 30, 2025 was $1,046, which will be recognized over the vesting period of the options.

During the nine months ended September 30, 2025, the Company did not issue any restricted stock unit awards under the Amended and Restated 2015 Plan and the 2015 Plan to directors and employees of the Company.

The total non-cash stock compensation expense for continuing operations related to grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted stock unit awards recorded by the Company for the three months ended September 30, 2025 and 2024 was $1,544 and $1,547, respectively, and for the nine months ended September 30, 2025 and 2024 was $4,568 and $4,253, respectively. For the three and nine months ended September 30, 2025 and 2024, the majority of stock-based compensation costs were classified as selling, general and administrative expenses.

As of September 30, 2025, there were 1,053 unvested stock options and unrecognized compensation cost of $1,180 related to unvested stock options, as well as 1,050 unvested restricted stock unit awards and unrecognized compensation costs of $1,639 related to unvested restricted stock unit awards.

NOTE 15. RESTRUCTURING

Starting in 2023, the Company began incurring expenses to facilitate long-term sustainable growth through cost reduction actions, consisting of employee reductions, facility rationalization and contract termination costs. During the three months

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

ended September 30, 2025 and 2024, the Company incurred $155 and $478, respectively, and during the nine months ended September 30, 2025 and 2024, the Company incurred $489 and $1,009, respectively, of restructuring charges related to these actions. The Company has incurred $5,660 of cumulative restructuring charges since the commencement of our restructuring actions in 2023. The Company accrues for restructuring costs when they are probable and reasonably estimable. These costs include severance costs, exit costs, and other restructuring costs and are included in restructuring charges in the condensed consolidated statements of comprehensive (loss) income. Severance costs primarily consist of severance benefits through payroll continuation, conditional separation costs and employer tax liabilities, while exit costs primarily consist of lease exit and contract termination costs. Other costs consist primarily of costs related to the discontinuance of certain product lines and are distinguishable and directly attributable to the Company’s restructuring initiative and not a result of external market factors associated with the ongoing business. We estimate that we will continue to incur restructuring costs related to employee-related costs and facility exit costs during the year ending December 31, 2025; however, the Company cannot estimate the total amount expected to be incurred as cost reduction actions continue to be evaluated. The Company anticipates completing these restructuring activities in the year ending December 31, 2025.

The following table summarizes the restructuring charges, payments and the remaining liabilities related to restructuring costs at September 30, 2025, which are included within accrued liabilities in the condensed consolidated balance sheets:

	Outdoor	Adventure	Corporate	Total
Balance at December 31, 2024	$541	$-	$-	$541
Charges to expense:
Employee termination benefits	102	357	-	459
Exit costs	30	-	-	30
Total restructuring charges	$132	$357	$-	$489
Cash payments and non-cash charges:
Cash payments	(660)	(357)	-	(1,017)
Balance at September 30, 2025	$13	$-	$-	$13

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

The Company is involved in various legal disputes and other legal proceedings that arise from time to time in the ordinary course of business. Anticipated costs related to litigation matters are accrued when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Based on currently available information, the Company does not believe that it is reasonably possible that the disposition of any of the legal disputes the Company or its subsidiaries is currently involved in will have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows, except for the U.S. Consumer Product Safety Commission (“CPSC”) and Department of Justice matters discussed below. There is a reasonable possibility of loss from contingencies in excess of the amounts accrued by the Company in the accompanying condensed consolidated balance sheets; however, the actual amounts of such possible losses cannot currently be reasonably estimated by the Company. It is possible that, as additional information becomes available, the Company may subsequently determine that it may incur losses from such contingencies materially in excess of the amounts initially accrued by the Company which could have a material adverse effect on the Company’s liquidity, stock price, consolidated financial position, results of operations and/or cash flows. See Part II, Item 1. “Legal Proceedings.”

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

John C. Walbrecht, the former President of BDEL and the Company, received a letter from the CPSC dated June 25, 2024 alleging that in his personal capacity he knowingly violated the Consumer Product Safety Act by failing to timely report the occurrence resulting in beacons switching unexpectedly out of “send” mode. The staff of the CPSC recommended a $5,000 fine against Mr. Walbrecht personally. Pursuant to the Company’s by-laws, the Company has agreed to indemnify Mr. Walbrecht and pay his legal fees in connection with the occurrences described above, and he has provided an undertaking to the Company that the Company will be entitled to recover those expenses if it is ultimately determined that he was not entitled to indemnification. On August 26, 2024, Mr. Walbrecht’s independent counsel responded to the CPSC, denying the allegations of its June 25, 2024, letter and rejecting its demand for a penalty.

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

On March 13, 2025, the Company received a letter from the CPSC requesting various categories of documents and information in connection with an investigation into whether BDEL sold products that were subject to a recall. The Company has cooperated with that investigation, substantially completed document production, and delivered a narrative explanatory letter to the CPSC on June 18, 2025. The Company has heard nothing further from the CPSC regarding the matters in the CPSC’s March 13, 2025 letter.

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

We believe it is reasonably possible that a change in our ability to estimate the amount of loss could occur in the near term and that the change in the estimate could be material. In addition, as this matter is ongoing, the Company is currently unable to predict its duration, resources required or outcome, or the impact it may have on the Company’s liquidity, financial condition, results of operations and/or cash flows. Any penalties imposed by the CPSC or other regulators could be costly to us and could damage our business and reputation as well as have a material adverse effect on the Company’s liquidity, stock price, consolidated financial position, results of operations and/or cash flows. During the three months ended September 30, 2025 and 2024, the Company incurred legal expenses of $322 and $194, respectively, and during the nine months ended September 30, 2025 and 2024, the Company incurred legal expenses of $2,050 and $579, respectively, in efforts to resolve this matter. These legal expenses are included in legal costs and regulatory matter expenses in the consolidated statements of comprehensive (loss) income.

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

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

During the three months ended September 30, 2025 and 2024, the Company incurred legal expenses of $679 and $200, respectively, and during the nine months ended September 30, 2025 and 2024, the Company incurred legal expenses of $1,413 and $716, respectively, in the efforts to bring the cases against HAP Trading and Caption Management to trial. These legal expenses are included in legal costs and regulatory matter expenses in the consolidated statements of comprehensive (loss) income.

NOTE 17. INCOME TAXES

The Company’s U.S. federal statutory tax rate is 21% and its foreign operations have statutory tax rates of approximately 23% in Austria, 28% in New Zealand, and 30% in Australia.

The difference between the Company’s estimated effective tax rate benefit of 58.1% for the three months ended September 30, 2025, and the U.S. federal statutory tax rate of 21% was primarily due to the impact of valuation allowance, changes in uncertain tax positions, stock compensation, and research and experimentation expenditures and credits in the third quarter of 2025.

The difference between the Company’s estimated effective tax rate benefit of 20.2% for the nine months ended September 30, 2025, and the U.S. federal statutory tax rate of 21% was primarily due to the impact of valuation allowance, changes in uncertain tax positions, stock compensation, and research and experimentation expenditures and credits in the first three quarters of 2025.

As of December 31, 2024, the Company’s gross deferred tax asset was $35,658. The Company has recorded a valuation allowance of $23,344, resulting in a net deferred tax asset of $12,314, before deferred tax liabilities of $24,488. As of September 30, 2025 and December 31, 2024, the Company has provided a full valuation allowance against all of the U.S. deferred tax assets because the ultimate realization of those assets did not meet the more-likely-than-not criteria. Part of the Company’s deferred tax assets consist of net operating loss carryforwards (“NOLs”) for federal tax purposes. If a change in control were to occur, these could be limited under Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended.

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

On July 4, 2025, H.R.1 (the “Tax Reform Act of 2025”) was signed into law, which includes significant changes to federal tax law and other regulatory provisions. The legislation did not have a material impact on our income tax expense or our financial position, results of operations, or cash flows for the three months ended September 30, 2025, and we do not expect it to materially change our effective income tax rate for 2025.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Financial information for our segments, as well as revenue by geography, which the Company believes provides a meaningful depiction how the nature, timing and uncertainty of revenue are affected by economic factors, is as follows:

	Three Months Ended September 30, 2025
	Outdoor	Adventure	Total
Sales
Domestic sales	$24,140	$4,121	$28,261
International sales	24,548	16,538	41,086
Total sales	48,688	20,659	69,347
Cost of goods sold	31,174	13,807
Selling, general and administrative	13,556	8,774
Restructuring charges	1	154
Transaction costs	414	-
Contingent consideration benefit	-	(355)
Legal costs and regulatory matter expenses	322	-
Segment operating income (loss)	$3,221	$(1,721)	$1,500
Corporate costs			(4,526)
Interest income, net			108
Other, net			(943)
Loss before income tax			$(3,861)

	Three Months Ended September 30, 2024
	Outdoor	Adventure	Total
Sales
Domestic sales	$21,704	$2,661	$24,365
International sales	27,583	15,167	42,750
Total sales	49,287	17,828	67,115
Cost of goods sold	31,060	10,680
PFAS and other inventory reserves	1,878	-
Selling, general and administrative	14,756	9,366
Restructuring charges	189	289
Legal costs and regulatory matter expenses	194	-
Segment operating income (loss)	$1,210	$(2,507)	$(1,297)
Corporate costs			(4,061)
Interest income, net			373
Other, net			1,164
Loss before income tax			$(3,821)

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

	Nine Months Ended September 30, 2025
	Outdoor	Adventure	Total
Sales
Domestic sales	$63,455	$14,339	$77,794
International sales	66,217	41,016	107,233
Total sales	129,672	55,355	185,027
Cost of goods sold	83,957	35,620
Inventory fair value of purchase accounting	-	120
Other inventory reserves	490	-
Selling, general and administrative	41,807	26,551
Restructuring charges	132	357
Transaction costs	570	40
Contingent consideration benefit	-	(355)
Legal costs and regulatory matter expenses	2,050	-
Impairment of indefinite-lived intangible assets	1,565	-
Segment operating loss	$(899)	$(6,978)	$(7,877)
Corporate costs			(12,812)
Interest income, net			518
Other, net			999
Loss before income tax			$(19,172)

	Nine Months Ended September 30, 2024
	Outdoor	Adventure	Total
Sales
Domestic sales	$64,218	$11,365	$75,583
International sales	68,278	49,049	117,327
Total sales	132,496	60,414	192,910
Cost of goods sold	84,306	36,527
PFAS and other inventory reserves	3,323	-
Selling, general and administrative	44,125	28,106
Restructuring charges	559	450
Contingent consideration benefit	-	(125)
Legal costs and regulatory matter expenses	3,079	-
Segment operating loss	$(2,896)	$(4,544)	$(7,440)
Corporate costs			(12,829)
Interest income, net			1,198
Other, net			669
Loss before income tax			$(18,402)

There were no intercompany sales between the Outdoor and Adventure segments for the periods presented.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Total assets by segment, as of September 30, 2025 and December 31, 2024, were as follows:

	September 30, 2025	December 31, 2024

Outdoor	$145,970	$137,062
Adventure	118,020	120,063
Corporate	19,080	36,969
	$283,070	$294,094

Capital expenditures, depreciation and amortization by segment is as follows.

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Capital expenditures:
Outdoor	$1,081	$563	$3,868	$2,070
Adventure	134	487	391	1,554
Total capital expenditures	$1,215	$1,050	$4,259	$3,624
Depreciation:
Outdoor	$550	$640	$1,590	$1,974
Adventure	344	340	1,064	1,077
Total depreciation	$894	$980	$2,654	$3,051
Amortization:
Outdoor	$222	$286	$750	$857
Adventure	1,927	2,130	5,836	6,459
Total amortization	$2,149	$2,416	$6,586	$7,316

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

Potential risks and uncertainties that could cause the actual results of operations or financial condition of the Company to differ materially from those expressed or implied by forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, the overall level of consumer demand on our products; general economic conditions and other factors affecting consumer confidence, preferences, and behavior; the potential impact of the uncertain macroeconomic environment on our financial results, including, but not limited to, the effects of sustained global inflationary pressures and interest rates, potential economic slowdowns or recessions, trade restrictions and regulatory changes, and global supply chain disruptions; the effect of inflation on our business, including any future pricing actions taken in an effort to mitigate the effects of inflation and potential impacts on our revenue, operating margins and net income; disruption and volatility in the global currency, capital and credit markets; the impact of changes in tariffs, tax laws, global trade policies as well as instability and volatility in global markets; the financial strength of retail economies and the Company’s customers; the Company’s ability to implement its business strategy; the Company’s ability to execute and integrate acquisitions, as well as to complete dispositions and effectively manage the associated separation and transition risks, including those related to the recent sale of PIEPS; the Company’s exposure to product liability or product warranty claims and other loss contingencies, including, without limitation, recalls and liability claims relating to certain avalanche beacon transceivers distributed by BDEL; disruptions and other impacts to the Company’s business, as a result of an outbreak of disease or similar public health threat, and government actions and restrictive measures implemented in response; stability of the Company’s manufacturing facilities and suppliers, as well as consumer demand for our products, in light of disease epidemics and health-related concerns; the impact that global climate change trends may have on the Company and its suppliers and customers, increased focus on sustainability issues as a result of global climate change; regulatory or market responses to global climate change; the Company’s ability to protect patents, trademarks and other intellectual property rights; any breaches of, or interruptions in, our information systems; the ability of our information technology systems or information security systems to operate effectively, including as a result of security breaches, viruses, hackers, malware, natural disasters, vendor business interruptions or other causes; our ability to properly maintain, protect, repair or upgrade our information technology systems or information security systems, or problems with our transitioning to upgraded or replacement systems; the impact of adverse publicity about the Company and/or its brands and products, including without limitation, through social media or in connection with brand damaging events and/or public perception; the potential impact of the Consumer Products Safety Commission’s and the U.S. Department of Justice’s investigations related to BDEL’s reporting obligations under the Consumer Product Safety Act in connection with BDEL’s recall of certain models of its avalanche transceivers on our business, results of operations, and financial condition; fluctuations in the price, availability and quality of raw materials and contracted products as well as foreign currency fluctuations; ongoing disruptions and delays in the shipping and transportation of our products due to port congestion, container ship availability and/or other logistical challenges; the impact of political unrest, natural disasters or other crises, terrorist acts, acts of war and/or military operations; our ability to utilize our net operating loss carryforwards; changes in tax laws and liabilities, tariffs, legal, regulatory, political and economic risks; the Company’s ability to maintain a quarterly dividend; our ability to obtain additional capital and funding on acceptable terms to meet our financial obligations as well as to support our business operations and growth strategy; any material differences in the actual financial results of the Company’s past and future acquisitions and dispositions, including the impact of such transactions and any related recognition of impairment or other charges, such as the recent impairment recognized in the Outdoor

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

segment, on the Company’s future earnings per share; and other risks and uncertainties set forth in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, which are incorporated herein by reference. More information on potential factors that could affect the Company’s financial results is included from time to time in the Company’s public reports filed with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to the Company as of the date of this Quarterly Report on Form 10-Q, and speak only as of the date hereof. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

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

On July 11, 2025, the Company completed the sale of Black Diamond Austria GmbH and its operating subsidiary, PIEPS GmbH (together, “PIEPS”), to a private investment firm for a total purchase price of €7,825 (approximately $9,124), including cash held at PIEPS of $1,311. The transaction was effected pursuant to a Share Purchase and Transfer Agreement entered into on May 8, 2025, by BD European Holdings, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company. See Note 1 to our condensed consolidated financial statements for additional information.

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis. The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. On November 5, 2025, the Company announced that its Board of Directors approved the payment on November 26, 2025 of the Quarterly Cash Dividend of $0.025 to the record holders of shares of the Company’s common stock as of the close of business on November 17, 2025.

Restructuring

Starting in 2023, the Company began incurring expenses to facilitate long-term sustainable growth through cost reduction actions, consisting of employee reductions, facility rationalization and contract termination costs. During the three months ended September 30, 2025 and 2024, the Company incurred $155 and $478, respectively, and during the nine months ended September 30, 2025 and 2024, the Company incurred $489 and $1,009, respectively, of restructuring charges related to these actions. The Company has incurred $5,660 of cumulative restructuring charges since the commencement of our restructuring actions in 2023. The Company accrues for restructuring costs when they are probable and reasonably estimable. These costs include severance costs, exit costs, and other restructuring costs and are included in restructuring charges in the condensed consolidated statements of comprehensive (loss) income. Severance costs primarily consist of severance benefits through payroll continuation, conditional separation costs and employer tax liabilities, while exit costs primarily consist of lease exit and contract termination costs. Other costs consist primarily of costs related to the discontinuance of certain product lines and are distinguishable and directly attributable to the Company’s restructuring initiative and not a result of external market factors associated with the ongoing business. We estimate that we will continue to incur restructuring costs related to employee-related costs and facility exit costs during the year ending December 31, 2025; however, the Company cannot estimate the total amount expected to be incurred as cost reduction actions continue to be evaluated. The Company anticipates completing these restructuring activities in the year ending December 31, 2025.

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

Results of Operations

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

The following presents a discussion of operations for the three months ended September 30, 2025, compared with the three months ended September 30, 2024.

	Three Months Ended
	September 30, 2025	September 30, 2024

Sales
Domestic sales	$28,261	$24,365
International sales	41,086	42,750
Total sales	69,347	67,115

Cost of goods sold	44,981	43,618
Gross profit	24,366	23,497

Operating expenses
Selling, general and administrative	26,155	27,880
Restructuring charges	155	478
Transaction costs	436	103
Contingent consideration benefit	(355)	-
Legal costs and regulatory matter expenses	1,001	394

Total operating expenses	27,392	28,855

Operating loss	(3,026)	(5,358)

Other (expense) income
Interest income, net	108	373
Other, net	(943)	1,164

Total other (expense) income, net	(835)	1,537

Loss before income tax	(3,861)	(3,821)
Income tax benefit	(2,244)	(664)
Net loss	$(1,617)	$(3,157)

Sales

Total sales increased $2,232, or 3.3%, to $69,347 during the three months ended September 30, 2025, compared to total sales of $67,115 during the three months ended September 30, 2024. The increase in sales was attributable to an increase in sales at the Adventure segment of $2,831, partially offset by a decrease in sales at the Outdoor segment of $599.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Sales in the Outdoor segment increased by $245 due to foreign exchange impact from the weakening of the U.S. dollar primarily against the euro during the three months ended September 30, 2025, compared to the prior period. Sales in the Adventure segment were reduced by $399 due to foreign exchange impact from the strengthening of the U.S. dollar against the Australian dollar during the three months ended September 30, 2025, compared to the prior period.

Sales in the Adventure segment increased due to a favorable wholesale market in Australia for Rhino-Rack and a $1,510 increase from the RockyMounts acquisition, primarily in North America. Sales in the Outdoor segment decreased due to a shift in timing for independent global distributor revenues into the three months ended June 30, 2025, lower global direct-to-consumer revenue of $908, and lower PIEPS revenue of $953 due to the sale of PIEPS in July 2025, partially offset by an increase in global wholesale revenue of $2,946, compared to the prior period.

Domestic sales increased $3,896, or 16.0%, to $28,261 during the three months ended September 30, 2025, compared to domestic sales of $24,365 during the three months ended September 30, 2024. The increase in sales was attributable to an increase in sales at the Outdoor and Adventure segments of $2,436 and $1,460, respectively.

International sales decreased $1,664, or 3.9%, to $41,086 during the three months ended September 30, 2025, compared to international sales of $42,750 during the three months ended September 30, 2024. The decrease in sales was attributable to a decrease in sales at the Outdoor segment of $3,035, partially offset by an increase in sales at the Adventure segment of $1,371.

Cost of Goods Sold

Cost of goods sold increased $1,363, or 3.1%, to $44,981 during the three months ended September 30, 2025, compared to cost of goods sold of $43,618 during the three months ended September 30, 2024.

Gross Profit

Gross profit increased $869, or 3.7%, to $24,366 during the three months ended September 30, 2025, compared to gross profit of $23,497 during the three months ended September 30, 2024. Gross margin was 35.1% during the three months ended September 30, 2025, compared to a gross margin of 35.0% during the three months ended September 30, 2024. Gross margin during the three months ended September 30, 2025, increased compared to the prior year as a result of higher volumes at the Adventure segment and a favorable product mix at the Outdoor segment. These increases were partially offset by an unfavorable product mix within the Adventure segment, impacts due to tariffs imposed by the United States for both segments, and lower volumes at the Outdoor segment due to the sale of PIEPS in July 2025. Specifically, the unfavorable product mix at Adventure was primarily driven by higher RockyMounts sales in North America. Additionally, losses on foreign currency cash flow hedges were $641 during the three months ended September 30, 2025, which negatively impacted gross margin.

Selling, General and Administrative

Selling, general, and administrative expenses decreased $1,725, or 6.2%, to $26,155 during the three months ended September 30, 2025, compared to selling, general and administrative expenses of $27,880 during the three months ended September 30, 2024. Selling, general and administrative expenses at the Outdoor segment decreased by $1,200 primarily as a result of lower employee-related costs, lower costs from PIEPS due to the sale in July 2025, and other expense reduction initiatives to manage costs. Selling, general and administrative expenses at the Adventure segment decreased by $592 primarily as a result of lower marketing, amortization, and employee-related costs, combined with other expense reduction initiatives. These decreases were partially offset by an increase in Corporate costs of $67 due to higher outside service costs, partially offset by lower employee-related costs.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Restructuring Charges

Restructuring charges were $155 during the three months ended September 30, 2025, compared to restructuring charges of $478 during the three months ended September 30, 2024. The restructuring charges incurred during the three months ended September 30, 2025, relate to benefits provided to employees who were terminated due to the Company’s reduction-in-force as part of its continued realignment of resources within the organization.

Transaction Costs

Transaction costs increased to $436 during the three months ended September 30, 2025, compared to transaction costs of $103 during the three months ended September 30, 2024, which consisted of expenses related to the Company’s various acquisition and disposal efforts.

Contingent Consideration Benefit

Contingent consideration benefit increased to $355 during the three months ended September 30, 2025, compared to a contingent consideration benefit of $0 during the three months ended September 30, 2024, which consisted of changes in the estimated fair value of contingent consideration liabilities associated with our acquisition of RockyMounts in December 2024.

Legal Costs and Regulatory Matter Expenses

Legal costs and regulatory matter expenses increased to $1,001 during the three months ended September 30, 2025, compared to legal costs and regulatory matter expenses of $394 during the three months ended September 30, 2024, which consisted of expenses related to the Company’s specific legal matters. See Note 16 to our condensed consolidated financial statements for financial information regarding specific legal matters.

Interest Income, net

Interest income, net decreased to $108 during the three months ended September 30, 2025, compared to interest income, net of $373 during the three months ended September 30, 2024. The decrease in interest income recognized during the three months ended September 30, 2025, was due to lower interest rates on lower cash balances, compared to the prior period.

Other, net

Other, net, changed by $2,107, or 181.0%, to ($943) during the three months ended September 30, 2025, compared to other, net of $1,164 during the three months ended September 30, 2024. The change in other, net, was primarily attributable to an increase in remeasurement losses recognized on the Company’s foreign denominated accounts receivable and accounts payable. The change was partially offset by gains in mark-to-market adjustments on non-hedged foreign currency contracts during the three months ended September 30, 2025.

Income Taxes

Income tax benefit increased by $1,580, or 238.0%, to a benefit of $2,244 during the three months ended September 30, 2025, compared to a benefit of $664 during the same period in 2024. Our effective income tax rate was a benefit of 58.1% for the three months ended September 30, 2025, and differed compared to the statutory tax rates primarily due to the impact of valuation allowance, changes in uncertain tax positions, stock compensation, and research and experimentation expenditures and credits. For the three months ended September 30, 2024, our effective income tax rate was a benefit of 17.4% and differed compared to the statutory tax rates primarily due to the impact of stock compensation and research and experimentation expenditures and credits.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

The following presents a discussion of operations for the nine months ended September 30, 2025, compared with the nine months ended September 30, 2024.

	Nine Months Ended
	September 30, 2025	September 30, 2024

Sales
Domestic sales	$77,794	$75,583
International sales	107,233	117,327
Total sales	185,027	192,910

Cost of goods sold	120,187	124,156
Gross profit	64,840	68,754

Operating expenses
Selling, general and administrative	79,681	84,176
Restructuring charges	489	1,009
Transaction costs	686	168
Contingent consideration benefit	(355)	(125)
Legal costs and regulatory matter expenses	3,463	3,795
Impairment of indefinite-lived intangible assets	1,565	-

Total operating expenses	85,529	89,023

Operating loss	(20,689)	(20,269)

Other income
Interest income, net	518	1,198
Other, net	999	669

Total other income, net	1,517	1,867

Loss before income tax	(19,172)	(18,402)
Income tax benefit	(3,877)	(3,290)
Loss from continuing operations	(15,295)	(15,112)

Discontinued operations, net of tax	-	28,346

Net (loss) income	$(15,295)	$13,234

Sales

Total sales decreased $7,883, or 4.1%, to $185,027 during the nine months ended September 30, 2025, compared to total sales of $192,910 during the nine months ended September 30, 2024. The decrease in sales was attributable to a decrease in sales at the Adventure and Outdoor segments of $5,059 and $2,824, respectively.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Sales in the Outdoor segment were reduced by $551 due to foreign exchange impact from the strengthening of the U.S. dollar primarily against the euro during the nine months ended September 30, 2025, compared to the prior period. Sales in the Adventure segment were reduced by $1,331 due to foreign exchange impact from the strengthening of the U.S. dollar against the Australian dollar during the nine months ended September 30, 2025, compared to the prior period.

Sales in the Adventure segment decreased due to significantly lower demand from global original equipment manufacturer customers and a challenging wholesale market in Australia for both Rhino-Rack and MAXTRAX, combined with a prior year large wholesale customer in North America not reoccurring in the nine months ended September 30, 2025, partially offset by a $4,951 increase from the RockyMounts acquisition. Sales in the Outdoor segment decreased due to lower independent global distributor revenue, lower global direct-to-consumer revenue of $2,557, and lower PIEPS revenue of $539 due to the sale of PIEPS in July 2025, partially offset by an increase in global wholesale revenue of $1,364, compared to the prior period.

Domestic sales increased $2,211, or 2.9%, to $77,794 during the nine months ended September 30, 2025, compared to domestic sales of $75,583 during the nine months ended September 30, 2024. The increase in sales was attributable to a increase in sales at the Adventure segment of $2,974, partially offset by a decrease in sales at the Outdoor segment of $763.

International sales decreased $10,094, or 8.6%, to $107,233 during the nine months ended September 30, 2025, compared to international sales of $117,327 during the nine months ended September 30, 2024. The decrease in sales was attributable to a decrease in sales at the Adventure and Outdoor segments of $8,033 and $2,061, respectively.

Cost of Goods Sold

Cost of goods sold decreased $3,969, or 3.2%, to $120,187 during the nine months ended September 30, 2025, compared to cost of goods sold of $124,156 during the nine months ended September 30, 2024.

Gross Profit

Gross profit decreased $3,914, or 5.7%, to $64,840 during the nine months ended September 30, 2025, compared to gross profit of $68,754 during the nine months ended September 30, 2024. Gross margin was 35.0% during the nine months ended September 30, 2025, compared to a gross margin of 35.6% during the nine months ended September 30, 2024. Gross margin during the nine months ended September 30, 2025, decreased compared to the prior year as a result of lower volumes at the Outdoor and Adventure segments, impacts due to tariffs imposed by the United States for both segments, and an unfavorable product mix at Adventure segment. Specifically, the unfavorable product mix at Adventure was primarily driven by promotional sales efforts in North America and higher RockyMounts revenue. This combined with lower wholesale volume at both Rhino-Rack and MAXTRAX in Australia drove the decline in gross margin compared to the nine months ended September 30, 2024. Additionally, losses on foreign currency cash flow hedges were $1,068 during the nine months ended September 30, 2025, which negatively impacted gross margin. These were partially offset by a favorable product mix at the Outdoor segment due to our simplification initiatives.

Selling, General and Administrative

Selling, general, and administrative expenses decreased $4,495, or 5.3%, to $79,681 during the nine months ended September 30, 2025, compared to selling, general and administrative expenses of $84,176 during the nine months ended September 30, 2024. Selling, general and administrative expenses at the Outdoor segment decreased by $2,318 primarily as a result of lower digital marketing and employee-related costs, lower costs from PIEPS due to the sale in July 2025, as well as lower retail expenses due to store closures and other expense reduction initiatives to manage costs. Selling, general and administrative expenses at the Adventure segment decreased by $1,555 primarily as a result of lower marketing, amortization, and employee-related costs, combined with other expense reduction initiatives, partially offset by a write-

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

off of internally developed software during the nine months ended September 30, 2025. Additionally, Corporate costs decreased $622 due to lower outside service and employee-related costs.

Restructuring Charges

Restructuring charges decreased to $489 during the nine months ended September 30, 2025, compared to restructuring charges of $1,009 during the nine months ended September 30, 2024. The restructuring charges incurred during the nine months ended September 30, 2025 relate to benefits provided to employees who were terminated due to the Company’s reduction-in-force as part of its continued realignment of resources within the organization of $459 and lease exit and contract termination costs of $30.

Transaction Costs

Transaction costs increased to $686 during the nine months ended September 30, 2025, compared to transaction costs of $168 during the nine months ended September 30, 2024, which consisted of expenses related to the Company’s various acquisition and disposal efforts.

Contingent Consideration Benefit

Contingent consideration benefit increased to $355 during the nine months ended September 30, 2025, compared to a contingent consideration benefit of $125 during the nine months ended September 30, 2024, which consisted of changes in the estimated fair value of contingent consideration liabilities associated with our acquisitions of TRED in 2023 and RockyMounts in December 2024.

Legal Costs and Regulatory Matter Expenses

Legal costs and regulatory matter expenses decreased to $3,463 during the nine months ended September 30, 2025, compared to legal costs and regulatory matter expenses of $3,795 during the nine months ended September 30, 2024, which consisted of expenses related to the Company’s specific legal matters. See Note 16 to our condensed consolidated financial statements for financial information regarding specific legal matters.

Impairment of Indefinite-Lived Intangible Assets

Impairment of indefinite-lived intangible assets increased to $1,565 during the nine months ended September 30, 2025, compared to impairment of indefinite-lived intangible assets of $0 during the nine months ended September 30, 2024. Based on the results of the Company’s impairment analysis completed as of June 30, 2025, the Company determined that certain indefinite-lived intangible assets, specifically the PIEPS trademark, were impaired and recognized charges of $1,565 during the nine months ended September 30, 2025.

Interest Income, net

Interest income, net decreased to $518 during the nine months ended September 30, 2025, compared to interest income, net of $1,198 during the nine months ended September 30, 2024. The decrease in interest income recognized during the nine months ended September 30, 2025, was due to lower interest rates on lower cash balances, compared to the prior period.

Other, net

Other, net, changed by $330, or 49.3%, to $999 during the nine months ended September 30, 2025, compared to other, net of $669 during the nine months ended September 30, 2024. The change in other, net, was primarily attributable to an increase in remeasurement gains recognized on the Company’s foreign denominated accounts receivable and accounts

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

payable. The change was partially offset by losses in mark-to-market adjustments on non-hedged foreign currency contracts during the nine months ended September 30, 2025.

Income Taxes

Income tax benefit increased by $587, or 17.8%, to $3,877 during the nine months ended September 30, 2025, compared to $3,290 during the same period in 2024. Our effective income tax rate was a benefit of 20.2% for the nine months ended September 30, 2025, and differed compared to the statutory tax rates primarily due to the impact of valuation allowance, changes in uncertain tax positions, stock compensation, and research and experimentation expenditures and credits. For the nine months ended September 30, 2024, our effective income tax rate was a benefit of 17.9%, and differed compared to the statutory tax rates primarily due to the impact of stock compensation and research and experimentation expenditures and credits.

Discontinued Operations

Net income from discontinued operations was $0 during the nine months ended September 30, 2025, compared to net income from discontinued operations of $28,346 during the nine months ended September 30, 2024. The change in net income from discontinued operations is due to the sale of the Precision Sport segment occurring during the nine months ended September 30, 2024. There was no activity in discontinued operations during the nine months ended September 30, 2025.

Liquidity and Capital Resources

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

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

At September 30, 2025, we had total cash of $29,508, compared to total cash of $45,359 at December 31, 2024. At September 30, 2025, the Company had $5,902 of the $29,508 in cash held by foreign entities, of which $3,540 is considered permanently reinvested.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

The following presents a discussion of cash flows for the condensed consolidated nine months ended September 30, 2025 compared with the condensed consolidated nine months ended September 30, 2024.

	Nine Months Ended
	September 30, 2025	September 30, 2024

Net cash used in operating activities	$(17,234)	$(23,870)
Net cash provided by investing activities	3,624	171,144
Net cash used in financing activities	(2,922)	(122,281)
Effect of foreign exchange rates on cash	681	82
Change in cash	(15,851)	25,075
Cash, beginning of year	45,359	11,324
Cash, end of period	$29,508	$36,399

Net Cash From Operating Activities

Net cash used in operating activities was $17,234 during the nine months ended September 30, 2025, compared to net cash used in operating activities of $23,870 during the nine months ended September 30, 2024. The change in net cash used in operating activities during 2025 is primarily due to the gain on sale of $40,585 during the nine months ended September 30, 2024 related to the disposition of the Precision Sport segment and a decrease in cash outflows related to working capital compared to the same period in 2024. These impacts were partially offset by a decrease in net income and deferred income taxes compared to the same period in 2024.

Free cash flow, defined as net cash used in operating activities less capital expenditures, of $21,493 was used during the nine months ended September 30, 2025 compared to $28,395 used during the same period in 2024. The Company believes that the non-GAAP measure, free cash flow, provides an understanding of the capital required by the Company to expand its asset base. A reconciliation of free cash flows to the nearest comparable GAAP financial measure is set forth below:

	Nine Months Ended
	September 30, 2025	September 30, 2024

Net cash used in operating activities	$(17,234)	$(23,870)
Purchase of property and equipment	(4,259)	(4,525)
Free cash flow	$(21,493)	$(28,395)

Net Cash From Investing Activities

Net cash provided by investing activities was $3,624 during the nine months ended September 30, 2025, compared to net cash provided by investing activities of $171,144 during the nine months ended September 30, 2024. The change in cash provided by investing activities during the nine months ended September 30, 2025 is primarily due to the cash received related to the disposition of the Precision Sport segment during the nine months ended September 30, 2024.

Net Cash From Financing Activities

Net cash used in financing activities was $2,922 during the nine months ended September 30, 2025, compared to net cash used in financing activities of $122,281 during the nine months ended September 30, 2024. The change in net cash used in financing activities during the nine months ended September 30, 2025, compared to the same period in 2024 was primarily due to the settlement of all outstanding borrowings on our revolving credit facility and term debt under the Restated Credit Agreement during the nine months ended September 30, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of September 30, 2025. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Executive Chairman and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2025, were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d).

CLARUS CORPORATION

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings

The Company is involved in various legal disputes and other legal proceedings that arise from time to time in the ordinary course of business. Based on currently available information, and except as disclosed herein, the Company does not believe that the existence of any of the legal disputes the Company or its subsidiaries is currently involved in will have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows, except for the U.S. Consumer Product Safety Commission (“CPSC”) and Department of Justice matters discussed below. It is possible that, as additional information becomes available, the impact on the Company of an adverse determination could have a different effect. See also Part II, Item 1A. “Risk Factors.”.

Litigation

The Company is involved in various lawsuits arising from time to time that the Company considers ordinary routine litigation incidental to its business. Amounts accrued for litigation matters represent the anticipated costs (damages and/or settlement amounts) in connection with pending litigation and claims and related anticipated legal fees and other expenses or costs for defending such actions, which legal fees and expenses or costs are expensed as incurred. The costs are accrued when it is both probable that a liability has been incurred and the amount can be reasonably estimated. The accruals are based upon the Company’s assessment, after consultation with counsel (if deemed appropriate), of probable loss based on the facts and circumstances of each case, the legal issues involved, the nature of the claim made, the nature of the damages sought and any relevant information about the plaintiffs and other significant factors that vary by case. When it is not possible to estimate a specific expected cost to be incurred, the Company evaluates the range of probable loss and records the minimum end of the range. Based on currently available information, and except as set forth herein, the Company does not believe that it is reasonably possible that the disposition of any of the legal disputes the Company or its subsidiaries is currently involved in will have a material adverse effect upon the Company’s consolidated financial condition, results of operations or cash flows, except for the CPSC and Department of Justice matters discussed below. There is a reasonable possibility of loss from contingencies in excess of the amounts accrued by the Company in the accompanying condensed consolidated balance sheets; however, the actual amounts of such possible losses cannot currently be reasonably estimated by the Company at this time. It is possible that, as additional information becomes available, the impact on the Company could have a different effect.

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

John C. Walbrecht, the former President of BDEL and the Company, received a letter from the CPSC dated June 25, 2024, alleging that in his personal capacity he knowingly violated the Consumer Product Safety Act by failing to timely report the occurrence resulting in beacons switching unexpectedly out of “send” mode. The staff of the CPSC recommended a $5,000,000 fine against Mr. Walbrecht personally. Pursuant to the Company’s by-laws, the Company has agreed to indemnify Mr. Walbrecht and pay his legal fees in connection with the occurrences described above, and he has provided an undertaking to the Company that the Company will be entitled to recover those expenses if it is ultimately determined that he was not entitled to indemnification. On August 26, 2024, Mr. Walbrecht’s independent counsel responded to the CPSC, denying the allegations of its June 25, 2024 letter and rejecting its demand for a penalty.

On January 23, 2025, the Company and BDEL were each served with grand jury subpoenas from the United States Department of Justice requiring the production of documents relating to avalanche transmitters distributed by BDEL. The Company and BDEL are cooperating with this investigation.

On March 13, 2025, the Company received a letter from the CPSC requesting various categories of documents and information in connection with an investigation into whether BDEL sold products that were subject to a recall. The Company has cooperated with that investigation, substantially completed document production, and delivered a narrative explanatory letter to the CPSC on June 18, 2025. The Company has heard nothing further from the CPSC regarding the matters in the CPSC’s March 13, 2025 letter.

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

CLARUS CORPORATION

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

ITEM 5. OTHER INFORMATION

During the three month period ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, nor did the Company during such fiscal quarter adopt or terminate any “Rule 10b5-1 trading arrangement”.

CLARUS CORPORATION

ITEM 6. EXHIBITS

Exhibit	Description
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101
*	Filed herewith
**	Furnished herewith

CLARUS CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLARUS CORPORATION
Date: November 6, 2025	By:	/s/ Warren B. Kanders
	Name:	Warren B. Kanders
	Title:	Executive Chairman
(Principal Executive Officer)

Date: November 6, 2025	By:	/s/ Michael J. Yates
	Name:	Michael J. Yates
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)