Form 10-K
period 2025-12-31
Clarus Corp
filed 2026-03-05
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the Registrant at June 30, 2025 was approximately $110.0 million based on $3.47 per share, the closing price of the common stock as quoted on the NASDAQ Global Select Market.

As of March 2, 2026, there were 38,401,824 shares of common stock, par value $0.0001, outstanding.

DOCUMENT INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s 2025 fiscal year end are incorporated by reference into Part III of this Annual Report on Form 10-K.

INDEX

CLARUS CORPORATION

PART I

ITEM 1. BUSINESS

Overview

Headquartered in Salt Lake City, Utah, Clarus Corporation (which may be referred to herein as the “Company,” “Clarus,” “we,” “our” or “us”) is a global leading designer, developer, manufacturer and distributor of best-in-class outdoor equipment and lifestyle products focused on the outdoor enthusiast markets. Each of our brands has a long history of continuous product innovation for core and everyday users alike. The Company’s products are principally sold globally under the Black Diamond®, Rhino-Rack®, MAXTRAX®, TRED Outdoors®, and RockyMounts® brand names through outdoor specialty and online retailers, our own websites, distributors and original equipment manufacturers. We believe that our portfolio of iconic brands is well-positioned for sustainable, long-term growth underpinned by industry trends across the outdoor and adventure sport end markets.

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

Each of our segments addresses a unique customer value proposition through our brands. Supported by six decades of proven innovation, the Outdoor segment is led by Black Diamond, an established global leader in high-performance, activity-based climbing, skiing, and technical mountain sports equipment. The brand is synonymous with premium performance, safety and reliability. The Adventure segment is comprised of three brands addressing the needs of the outdoor enthusiast and tradesman. Founded in 1992, our Rhino-Rack brand is a globally-recognized designer and distributor of highly-engineered automotive roof racks, trays, bars, and other accessories to enhance the customer’s experience getting to and enjoying the campsite. Founded in 2005, our MAXTRAX brand offers high-quality overlanding and off-road vehicle recovery and extraction tracks for the overland and off-road market. Founded in 2012, our TRED brand offers high-quality, reliable outdoor and recovery gear for the offroad, 4x4 automotive touring, camping and caravanning markets. Founded in 1993, our RockyMounts brand is known for making well designed and dependable premium bicycle racks and other accessories compatible with vehicles of all sizes.

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

On February 29, 2024, the Company completed the sale of all of the equity associated with the Company’s Precision Sport segment, which was comprised of the Company’s subsidiaries Sierra Bullets, L.L.C. (“Sierra”) and Barnes Bullets – Mona, LLC (“Barnes”), pursuant to a Purchase and Sale Agreement dated as of December 29, 2023.

On May 8, 2025, BD European Holdings, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company, entered into a Share Purchase and Transfer Agreement (the “Share Purchase Agreement”) to sell all of the issued and outstanding shares of Black Diamond Austria GmbH, together with its operating subsidiary, PIEPS GmbH (collectively, “PIEPS”). On July 11, 2025, the Company completed the sale of PIEPS, which was included in the Company’s Outdoor segment, to a private investment firm for a total purchase price of €7,825,000 (approximately $9,124,000), including cash held at PIEPS of $1,311,000, pursuant to the Share Purchase Agreement.

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

Increasing Adoption of Outdoor Lifestyles and Focus on Health and Wellness. According to Outdoor Foundation, a non-profit dedicated to getting people outside for their health, many outdoor activities have experienced a consistent rise in participation rates. This heightened participation has grown in tandem with increasing consumer focus on health and wellness with many consumers acutely aware of the myriad of physical and mental health benefits associated with outdoor activities.

Rise of Overlanding and Off-Roading. Combining off-road driving with backcountry lifestyle activities, such as camping, hiking, kayaking and mountain biking, we believe that overlanding has driven a new niche in the light truck, SUV and CUV segment for enthusiasts and light truck manufacturers, which is expected to directly benefit our Rhino-Rack, MAXTRAX, TRED, and RockyMounts brands, especially in Australia.

Due to its overlap with numerous outdoor lifestyle activities, overlanding’s market growth is difficult to precisely measure, but we believe that the global adventure tourism market — which includes camping, hiking, biking, kayaking, rafting and other pursuits that are closely associated with overlanding — reflects this growing trend and is expected to continue to grow in the coming years.

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

Growth Strategies

Our growth strategies are to achieve sustainable, profitable growth organically through the execution of targeted growth initiatives, including simplification of certain products, product lines and business units to drive targeted growth and margin improvement. We intend to create new and innovative products, increase consumer and retailer awareness and demand for our products, and build stronger emotional brand connections with consumers over time across an increasing number of geographic markets. Additionally, long-term growth is underpinned by powerful industry trends across the outdoor enthusiast markets. Our growth initiatives include, but are not limited to the following:

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

●	Since 1957, our Black Diamond brand has been a global innovator in activity-based climbing, skiing, and mountain sports equipment.
●	Our Rhino-Rack brand was founded in 1992 and has become well-respected and widely recognized for outdoor enthusiasts.
●	Our MAXTRAX brand was founded in 2005 and has become the market leader in recovery boards for overlanding enthusiasts.
●	Our TRED brand was founded in 2012 and offers high-quality, reliable outdoor and recovery gear for the offroad, 4x4 automotive touring, camping and caravanning markets.
●	Our RockyMounts brand was founded in 1993 and is known for making well designed and dependable premium bicycle racks and other accessories compatible with vehicles of all sizes.

Our brands also appeal to everyday customers seeking high-quality products for outdoor or urban and suburban living. Our focus on innovation, safety and style differentiates us from our competitors.

Outdoor

Black Diamond Equipment: Black Diamond Equipment is a global innovator in climbing, skiing and mountain sports equipment enabling peak performance for outdoor enthusiasts. The brand is synonymous with innovation, performance, safety and durability. Headquartered in Salt Lake City at the base of the Wasatch Mountains, Black Diamond products are created and tested locally on its alpine peaks, slopes, crags and trails. Continuously recognized as an industry-leading innovator, Black Diamond has received over 500 industry awards over five years, including over 225 product awards in 2025 alone.

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

RockyMounts: Founded in 1993, RockyMounts is known for making well designed and dependable premium bicycle racks and other accessories compatible with vehicles of all sizes, including SUVs, vans and trucks. RockyMounts has designed innovative roof and hitch rack solutions, attracting a dedicated following of customers thanks to the products’ distinct style and exceptional durability. Its award-winning products can be found in local and national retailers primarily in North America.

Precision Sport

The activities of the Precision Sport segment have been segregated and reported as discontinued operations for the years ended December 31, 2024 and 2023. There was no activity in discontinued operations during the year ended December 31, 2025. See Note 3 to our consolidated financial statements for financial information regarding discontinued operations.

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

Experienced and Incentivized Senior Management Team. The members of our Board of Directors and our executive officers, including Mr. Warren Kanders, are substantial stockholders of the Company, and beneficially own approximately 23.5% of our outstanding common stock as of March 5, 2026, which we believe aligns the interests of our Board of Directors and our executive officers with that of our stockholders.

Growth-oriented Capital Structure. Our debt-free capital structure as of December 31, 2025, provides us with the capacity to fund future growth.

Operating Segments

We operated our business within three segments until the sale of the Precision Sport segment on February 29, 2024. After the sale of the Precision Sport segment, we operate the business within two segments. These segments are defined based on the internal financial reporting used by our chief operating decision maker to allocate resources and assess performance. Certain significant selling and general and administrative expenses are not allocated to the segments, including non-cash stock compensation expense. Each segment is described below:

●	Prior to its sale on July 11, 2025, PIEPS was included in our Outdoor segment alongside Black Diamond Equipment. Our Outdoor segment is a global leader in designing, manufacturing, and marketing innovative outdoor engineered equipment and apparel for climbing, mountaineering, trail running, backpacking, skiing, and a wide range of other year-round outdoor recreation activities. Our Outdoor segment offers a broad range of products, including: high-performance, activity-based apparel (such as shells, insulation, midlayers, pants, and logowear); rock-climbing footwear and equipment (such as carabiners, protection devices, harnesses, belay devices, helmets, and ice-climbing gear); technical backpacks and high-end day packs; trekking poles; headlamps and lanterns; and gloves and mittens. We also offer advanced skis, ski poles, ski skins, and snow safety products, including avalanche airbag systems, avalanche transceivers, shovels, and probes.
●	Our Adventure segment, which includes Rhino-Rack, MAXTRAX, TRED, and RockyMounts is a manufacturer of highly-engineered automotive roof racks, trays, mounting systems, luggage boxes, carriers, recovery boards, bicycle racks, and accessories in Australia and New Zealand and a growing presence in the United States.

See Note 18 to our consolidated financial statements for financial information regarding our segments. Also, see Note 3 to our consolidated financial statements for financial information regarding our Precision Sport segment, which is now classified as discontinued operations, as well as a description of the sale of PIEPS.

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

The Black Diamond Equipment, and Rhino-Rack manufacturing and distribution operations are ISO 9001–2015 certified and are audited annually by an independent certifying agency to ensure quality management systems meet the requirements of ISO 9001–2015, and to ensure that certified products meet all necessary performance certification requirements.

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

Intellectual Property

We believe our registered and pending word and icon trademarks worldwide, including the Black Diamond and Diamond “C” logos, Black Diamond®, ATC ®, Camalot®, AvaLung ®, FlickLock®, Ascension™, Time is Life®, Hexentric®, Stopper®, Dawn Patrol®, Bibler®, “Use.Design.Engineer.Build.Repeat”®, Rhino-Rack®, Maxtrax®, RockyMounts®, and TRED™ create international brand recognition for our products.

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

Seasonality

While the Company’s products are outdoor activity-based, there are no significant seasonal variations in sales and profitability. In 2025, approximately 46% of our sales were in the first half of the year while approximately 54% of our sales occurred in the second half of the year.

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

Human Capital

As of December 31, 2025, we had a total of over 390 employees worldwide. Of these employees, 30 were engaged in manufacturing, 220 in sales, marketing, product management and customer support, 50 in administrative functions (IT, Finance, HR, Legal and Compliance, etc.), 60 in R&D, engineering technology, manufacturing engineering and project management, 20 retail store associates and 10 in various executive and corporate functions. None of our employees are represented by a union in collective bargaining with us. We believe that our employee relations are good. Our human capital objectives center around identifying, recruiting, retaining, incentivizing and integrating our existing and new employees. We maintain and grow our team utilizing practices that help us identify, hire, incentivize and retain our existing employees and integrate new employees into our Company.

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

Risk Factor Summary

●	We are subject to risks related to our dependence on the strength of retail economies.
●	Certain products we sell are used for inherently risky outdoor pursuits and have given rise to product liability or product warranty claims, and other loss contingencies, including, without limitation, recalls and liability claims relating to Black Diamond Equipment, Ltd.’s (“BDEL”) avalanche beacon transceivers.
●	A U.S. Consumer Products Safety Commission (“CPSC”) investigation under the Consumer Product Safety Act in connection with certain models of our avalanche transceivers has resulted in the CPSC’s staff recommending that the CPSC seek substantial civil monetary penalties from us, and has led the U.S. Department of Justice to commence an investigation.
●	Compliance costs and potential liabilities related to environmental requirements, including those associated with Per- and Polyfluoroalkyl Substances (PFAS), could negatively impact our financial results.
●	Our markets are highly competitive and are subject to dramatic changes in consumer preferences.
●	Our operations, including, among other things, integrating acquisitions and procuring raw materials, are sensitive to changes in global cultural, political, and financial market conditions, as well as potential changes in regulations, legislation, and government policies.
●	Changes in tariffs, tax laws, global trade policies and instability and volatility in global markets could adversely affect our business and results of operations.
●	Disruptions in our supply chain, third-party logistics providers, or distribution facilities could adversely affect our business, results of operations, and financial condition.
●	If we are unable to accurately forecast demand and manage inventory levels, we may experience excess or obsolete inventory, discounting, or lost sales.
●	Technological advances, the introduction of new products, and new design and manufacturing techniques could adversely affect our operations unless we are able to adapt to changing conditions.
●	If we fail to adequately protect our intellectual property rights, competitors may manufacture and market products similar to ours, which could adversely affect our market share and results of operations.
●	We may require additional capital and funding to meet our financial obligations as well as to support our business operations and growth initiatives, and this additional capital and funding may not be available on favorable terms, if at all.
●	We may be unsuccessful in our future acquisition endeavors and some of the businesses we acquire may incur significant losses from operations.
●	We have been required to recognize significant impairment charges and may be required to take future write-downs or write-offs, restructuring, and impairment or other charges.

●	Our business and growth may suffer if we are unable to attract and retain key officers or employees, including our Chief Executive Officer, Warren Kanders, or if we experience unexpected loss of key personnel.
●	We may be subject to disruptions, failures or cyber-attacks in our information technology systems and network infrastructures that could disrupt our operations, damage our reputation and adversely affect our business, operations, and financial results.
●	The effects of climate change and increased focus by stakeholders on sustainability and ESG matters may adversely affect our business and financial results and damage our reputation.
●	The members of our Board of Directors and our executive officers beneficially own approximately 23.5% of our outstanding common stock, which may limit other stockholders’ ability to influence corporate matters.

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

Our product liability insurance program is an occurrence-based program based on our current and historical claims experience and the availability and cost of insurance. We carry both general and umbrella liability policies that insure us for product liability claims. The policy has a small retention, which enables us to manage and control our product liability claims. Historically, product liability awards have not exceeded our individual per occurrence self-insured retention. We cannot assure you, however, that our future product liability experience will be consistent with our past experience. Additionally, we do not maintain product recall insurance. We maintain a warranty reserve for estimated future warranty claims, but the actual costs of servicing future warranty claims may exceed the reserve. Insurance coverage may become unavailable or more expensive, and policy limits, exclusions, or retentions could leave us exposed to significant uninsured or underinsured losses.

As a result, product recalls or product liability claims—including, without limitation, recalls, liability claims, and/or financial penalties—could be costly to us and could damage our business and reputation, potentially having a material adverse effect on the Company’s liquidity, stock price, consolidated financial position, results of operations, and/or cash flows. This includes, without limitation, the imposition by the CPSC of substantial civil monetary penalties on us, requirements to take corrective actions (including recalls),  and/or the ongoing investigation by the U.S. Department of Justice relating to BDEL’s avalanche beacon transceivers.

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

Under the Company’s Second Amended and Restated By-Laws, the Company may be obligated to indemnify, and advance expenses (including reasonable attorneys’ fees) to, certain officers and employees of the Company or its subsidiaries in connection with the investigation being conducted by the United States Department of Justice relating to the Company’s avalanche transceivers and any related proceedings, including if such persons are or become witnesses, subjects, targets, or otherwise become involved in such matters. If any applicable liability insurance maintained by the Company is unavailable or is not sufficient to cover, or does not cover, such indemnification and advancement obligations and related costs, the Company may be required to pay such amounts directly, which could be significant and could adversely affect the Company’s liquidity, consolidated financial position, results of operations and/or cash flows. Any amounts advanced are generally subject to an undertaking to repay such amounts if it is ultimately determined that the applicable person was not entitled to indemnification.

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

In addition, our direct-to-consumer and wholesale sales could be adversely affected by changes in the terms, fees, algorithms, search placement, advertising policies, data access, or other practices of third-party e-commerce platforms, online marketplaces, and digital marketing channels, as well as by disruptions or outages affecting such platforms.

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

Inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have an adverse effect on our business, results of operations, and financial condition. On the other hand, if we underestimate demand for our products, our third-party manufacturers may not be able to produce products to meet customer requirements, and this could result in delays in the shipment of products and lost revenues, as well as damage to our reputation and customer relationships. There can be no assurance that we will be able to successfully manage inventory levels to meet future order and reorder requirements.

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

Our international operations expose us to changing global conditions and legal and regulatory requirements, including tariffs, trade restrictions, and anti-corruption and sanctions laws such as the FCPA.

Approximately 58% of our sales for the year ended December 31, 2025 were earned in international markets. As such our ability to maintain the current level of operations in our existing international markets and to capitalize on growth in existing and new international markets is subject to risks associated with international operations.

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

These risks include the burdens of complying with a variety of foreign laws and regulations, unexpected changes in regulatory requirements, new tariffs or other barriers to some international markets. For example, any future withdrawal or renegotiation of trade agreements, and the prosecution of trade disputes or the imposition of tariffs, duties, taxes and other charges on imports or exports between the United States and countries like China, Canada and Mexico may adversely affect our ability to operate our business and execute our growth initiatives. In addition, it may be more difficult for us to enforce agreements, collect receivables, receive dividends and repatriate earnings through foreign legal systems.

In addition, our international operations may increase our exposure to compliance risks under anti-corruption, anti-money laundering, and sanctions laws. Like other companies operating internationally, we are subject to the Foreign Corrupt Practices Act (the “FCPA”) and other anti-corruption, anti-money laundering, and sanctions laws that prohibit improper payments and other misconduct by us, our employees, agents, distributors, and other third parties with whom we do business. We operate, and may seek to expand, in markets where corruption and bribery risks may be heightened, and we rely on third parties in certain jurisdictions. We have implemented policies, procedures, training, and internal controls designed to promote compliance, but we cannot assure you that our employees or third parties will comply, that our controls will be effective, or that we will not be subject to investigations, enforcement actions, or private litigation.

In February 2025, an executive order directed the U.S. Department of Justice (“DOJ”) to pause certain FCPA enforcement activity for a review period, and DOJ issued updated enforcement guidelines in June 2025 and resumed FCPA enforcement with a stated focus on matters implicating U.S. economic and national security interests. These developments, and any future shifts in enforcement priorities, do not eliminate our compliance obligations, and enforcement may increase or decrease over time. In addition, the Securities and Exchange Commission retains civil enforcement authority relating to, among other things, the FCPA’s accounting provisions (books and records and internal controls), and we could face significant penalties, compliance costs, business disruption, reputational harm, and loss of business if we, our employees, or third parties are alleged to have violated applicable laws.

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

The conflicts between Russia and Ukraine and the Middle East, and the potential for these and other geopolitical conflicts to expand or intensify, including through the emergence of additional conflicts or heightened tensions in other regions, could have a material adverse effect on our operations, results of operations, financial condition, liquidity and business outlook.

There is continued, sustained military conflict between Russia and Ukraine as well as in the Middle East, and continued disruption in these regions and the broader global economic environment is likely. The uncertain consequences and duration of these conflicts, and the risk that they may expand in scope, escalate, or result in broader regional or global instability, including through the emergence of additional conflicts or heightened tensions in other regions, including the potential effects of any sanctions and countersanctions against officials, individuals and industries relating to these regions, including Russia, and the potential response to any such sanctions, as well as prolonged unrest and/or intensified military activities impacting these regions could have a material adverse effect on our operations, results of operations, financial condition, liquidity and business outlook.

Our business, financial condition and results of operations and cash flows, as well as the trading price of our common stock may be negatively impacted by the effects of a disease outbreak, epidemic, pandemic, or similar widespread public health concern, such as travel restrictions or recommendations or mandates from governmental authorities to avoid large gatherings or to self-quarantine, whether as a result of a global pandemic or otherwise.

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

The vast majority of our products sold were produced by and purchased from independent manufacturers primarily located in Asia and Eastern Europe. Although no single supplier and no one country controls a majority of our production needs, any of the following could materially and adversely affect our ability to produce or deliver our products and, as a result, have a material adverse effect on our business, financial condition, and results of operations:

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

Risks Related to our Business

There are significant risks associated with integrating and operating acquired businesses, particularly the most recent acquisitions that comprise our entire Adventure segment.

Our ability to successfully integrate and operate these businesses is subject to risks and costs, including:

●	loss of key employees, customers or suppliers of businesses we have acquired;
●	diversion of management’s time and attention from our core businesses;
●	adverse effects on existing business relationships with suppliers and customers;
●	our ability to realize operating efficiencies, synergies, or other benefits expected from an acquisition;
●	risks associated with entering markets in which we have limited or no experience;
●	any material differences in the actual financial results of the Company’s past and future acquisitions as compared with our financial expectations for such acquisitions may require us to recognize impairment or other charges, and
●	assumption of contingent or undisclosed liabilities of acquisition targets.

Any of the above risks could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

We may require additional capital and funding to meet our financial obligations as well as to support our business operations, including initiatives intended to support our growth, and this additional capital and funding may not be available on favorable terms, if at all.

Our ability to meet financial obligations and sustain business operations, including our planned growth initiatives, is contingent upon securing adequate capital and funding. There exists a risk that we may require additional capital in the future, and obtaining such resources may not be achievable on terms deemed acceptable or, in some instances, may not be available at all.  Any of the following factors could materially and adversely affect our ability to obtain the necessary additional capital and funding required to meet financial obligations as well as support our ongoing business operations and growth initiatives:

●	fluctuations in economic conditions and adverse market conditions (including higher interest rates and tighter credit conditions);
●	unforeseen economic downturns, shifts in investor sentiment, or changes in market trends;
●	intense competition in the capital markets may limit our attractiveness to potential investors or lenders which may expose us to the risk of unfavorable financing arrangements;
●	any downturn in our financial performance, failure to meet projections and/or deterioration of our credit profile may undermine investor or lender confidence, making it difficult to secure additional capital and funding; and
●	events of global significance, such as economic recessions, geopolitical tensions, or pandemics, can disrupt financial markets and impact investor or lender willingness to provide capital and funding.

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

We may incur additional restructuring costs and may not achieve the intended benefits of our restructuring initiatives.

Since 2023, we have implemented cost reduction actions, including workforce reductions, facility rationalization and contract terminations, and we expect to incur additional restructuring costs in 2026. We cannot estimate the total amount of future restructuring costs at this time, and actual costs may be higher or differ from our expectations due to, among other factors, the timing and extent of workforce actions, changes in lease and facility exit assumptions, negotiations with counterparties, and the resolution of contractual obligations.

These actions may not deliver the anticipated benefits on the expected timeline, or at all, and may disrupt our operations, adversely affect employee morale and retention, and constrain our ability to execute our strategy. We may also incur additional charges, liabilities, or disputes in connection with workforce actions, lease exits, or contract terminations. Any of these outcomes could materially and adversely affect our business, results of operations, cash flows, and financial condition.

Turmoil across various sectors of the financial markets may negatively impact the Company’s business, financial condition, and/or operating results as well as our ability to effectively execute our growth initiatives.

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

Reductions in the availability of energy supplies or an increase in energy costs may increase our operating costs.

Electricity and natural gas are used by our third-party manufacturers and other vendors to operate their facilities and equipment, and these third parties may pass through increases in their energy-related operating costs to us through higher prices or other charges. An outbreak or escalation of hostilities between the United States and any foreign power, or between foreign powers, including conflicts or heightened tensions in regions that are significant producers, processors or transit routes for energy supplies, or a natural disaster, or the emergence of additional conflicts or heightened tensions in other regions, could result in a real or perceived shortage of petroleum and/or natural gas, which could result in an increase in the cost of electricity or energy generally as well as an increase in the cost of our raw materials, of which many are petroleum-based. In addition, increased energy costs negatively impact our freight costs due to higher fuel prices. Future limitations on the availability, transportation, distribution or consumption of petroleum products and/or an increase in energy costs, particularly electricity for the operations of our third-party manufacturers and other vendors, could have a material adverse effect upon our business, financial condition, results of operations and liquidity.

We may not be able to adequately manage our growth.

We have expanded our business, including through prior acquisitions, and are seeking to continue to expand through our growth initiatives. This growth has placed significant demands on our management, administrative, operating, and financial resources as well as our manufacturing capacity capabilities. The continued growth of our customer base, the types of products offered and the geographic markets served can be expected to continue to place a significant strain on our resources. Personnel qualified in the production and marketing of our products are difficult to find and hire, and enhancements of information technology systems to support growth are difficult to implement. Our future performance and profitability will depend in large part on our ability to attract and retain additional management and other key personnel, as well as our ability to increase and maintain our manufacturing capacity capabilities to meet the needs of our current and future customers. Any failure to adequately manage our growth could have a material adverse effect on the market price of our common stock and our business, financial condition, and results of operations.

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

We maintain and rely extensively on information technology systems and network infrastructures for the effective operation of our business, including manufacturing, order fulfillment, financial reporting, and communications with customers and suppliers. Techniques used to gain unauthorized access to networks, compromise systems, or obtain data are constantly evolving, and we may be unable to anticipate or prevent all incidents. We and our third-party vendors are vulnerable to computer viruses, malware, ransomware, phishing and other social engineering attacks, denial-of-service attacks, insider threats, and other malicious activities. Any such incident could lead to interruptions, delays, or shutdowns; loss, corruption, or unauthorized access to data (including personally identifiable information); and increased costs and diversion of management attention.

In addition, public companies are subject to evolving cybersecurity disclosure and governance requirements, including Securities and Exchange Commission rules adopted in July 2023 that require disclosure of material cybersecurity incidents on Form 8-K and enhanced annual disclosures regarding cybersecurity risk management, strategy and governance. Compliance may require additional processes, controls, and resources, and may increase the risk of regulatory scrutiny, private litigation, and reputational harm. Moreover, disclosure of information about incidents or our cybersecurity controls could be costly, could expose us to additional risks (including by providing threat actors with information), and could adversely affect our relationships with customers, suppliers, and other stakeholders.

Our use of emerging technologies (including artificial intelligence) and reliance on third-party service providers could expose us to operational, regulatory, intellectual property, and reputational risks.

We may use, or our employees, vendors and business partners may use, emerging technologies, including automated decision-making tools and artificial intelligence (“AI”) systems (including generative AI), in areas such as product development, customer service, procurement, security, and back-office functions. The use of such tools may introduce risks, including errors or hallucinated outputs, bias, cybersecurity vulnerabilities, unauthorized disclosure of confidential information or personal data, loss of intellectual property or trade secrets, infringement allegations, and failures to comply with evolving laws and regulations governing AI, privacy, consumer protection, and workplace practices. In addition, reliance on third-party AI providers and other vendors may increase concentration and resiliency risks, including outages, changes in terms of service, model behavior changes, or restrictions on use. Any of these risks could result in operational disruption, regulatory investigations, litigation, reputational harm, and increased costs.

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

Our reputation and ability to attract, retain and serve consumers is dependent upon the reliable performance of our underlying technology infrastructure and external service providers, including third-party cloud-based solutions. These systems are vulnerable to damage or interruption and we have experienced interruptions in the past. We rely on cloud-based solutions furnished by third parties to support key business functions. Both our on-premises and cloud-based infrastructure may be susceptible to outages due to any number of reasons, including, human error, natural disasters, power loss, telecommunications failures, cyber incidents, or other events. We do not have redundancy for all of our systems and our disaster recovery planning may not account for all eventualities. If we or our existing third-party cloud-based solution providers experience interruptions in service for a prolonged basis, our business could be seriously harmed and, in some instances, our consumers may not be able to purchase our products, which could significantly and negatively affect our sales. Additionally, our existing cloud-based solution providers have broad discretion to change and interpret their terms of service and other policies with respect to us, and they may take actions beyond our control that could harm our business. We may not be able to control the quality of the systems and services we receive from these providers, and transitioning to different providers could be difficult and costly.

If we and/or our cloud-based solution providers are not successful in preventing or effectively responding to outages or other disruptions, our business, operations, and financial results could be materially and adversely affected.

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

The effects of climate change, together with increased focus by governmental and non-governmental organizations, customers and investors on sustainability issues, including evolving climate and sustainability related disclosure expectations, may adversely affect our business and financial results and damage our reputation.

Climate change is occurring around the world and may impact our business in numerous ways. Such change could lead to, among other things, increased costs (including energy, raw materials and packaging), supply chain disruptions, damage to or interruption of operations at our facilities or those of suppliers due to extreme weather events, increased insurance costs or limited availability of coverage, changes in customer demand, and impacts on our employees and communities. In addition, we may incur increased costs to measure, monitor and manage climate-related risks and to satisfy actual or proposed legal requirements, contractual obligations and market expectations relating to climate and sustainability matters.

Investor advocacy groups, institutional investors, lenders, customers and other stakeholders have increasingly focused on environmental, social and governance (“ESG”) practices and disclosure. We may face increased requests for ESG information, contractual requirements, and expectations regarding targets, policies or performance. We may also face reputational harm, litigation or regulatory scrutiny (including so-called “greenwashing” claims) if our disclosures, statements or actions are perceived as inaccurate, incomplete or misleading. The Securities and Exchange Commission adopted climate-related disclosure rules on March 6, 2024, but the rules have been stayed and remain subject to litigation and potential changes, including the Securities and Exchange Commission’s March 2025 vote to cease defending the rules in court. Even if the Securities and Exchange Commission rules are modified, rescinded or never become effective, climate and ESG related requirements and expectations in the United States and other jurisdictions may continue to evolve and could increase our compliance costs and legal exposure.

Our Board of Directors and executive officers have significant influence over our affairs.

The members of our Board of Directors and our executive officers, which includes Mr. Warren B. Kanders, beneficially own approximately 23.5% of our outstanding common stock as of March 5, 2026. As a result, our Board of Directors and executive officer, to the extent they vote their shares in a similar manner, have influence over our affairs and could exercise such influence in a manner that is not in the best interests of our other stockholders, including by attempting to delay, defer or prevent a change of control transaction that might otherwise be in the best interests of our stockholders.

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

Further, our Amended and Restated Certificate of Incorporation provides for blank check preferred stock, which allows our Board of Directors to issue preferred stock at any time with rights and designations set forth by our Board of Directors. Section 382 of the Code generally excludes preferred stock when calculating ownership percentages as they relate to our NOLs if the preferred stock satisfies all of the following criteria: it is not entitled to vote, it is limited and preferred as to dividends and does not participate in corporate growth to any significant extent, it has redemption and liquidation rights which do not exceed the issue price of such stock (except for a reasonable redemption or liquidation premium), and it is not convertible into another class of stock. Our Board of Directors may authorize and issue preferred stock that does not meet these criteria, and such preferred stock would count towards determining ownership change under Section 382 of the Code. Therefore, the issuance of any preferred stock could increase the likelihood of a limitation of the use of our NOLs.

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

On July 24, 2003, at our Annual Meeting of Stockholders, our stockholders approved an amendment (the “Amendment”) to our Amended and Restated Certificate of Incorporation to restrict certain acquisitions of our securities in order to help assure the preservation of our NOLs. The Amendment generally restricts direct and indirect acquisitions of our equity securities if such acquisition will affect the percentage of the Company’s capital stock that is treated as owned by a “5% stockholder.” Additionally, on September 5, 2024, our Board of Directors approved an amendment to our rights agreement dated February 7, 2008, which is designed to assist in limiting the number of 5% or more owners and thus reduce the risk of a possible “change of ownership” under Section 382 of the Code.

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

In connection with businesses and assets we have previously acquired with respect to our Adventure segment, we have and may be forced in the future to write-down or write-off assets, restructure our operations, or incur impairment, or other charges, and we may incur similar charges in the future, including with respect to intangible assets or other assets associated with those past acquisitions, that could result in us reporting losses. For example, during the year ended December 31, 2025, we recorded approximately $30 million of impairment of indefinite-lived intangible assets and goodwill, specifically the Rhino-Rack and MAXTRAX trademarks, in our

Adventure reporting unit. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock.

Risks Related to our Common Stock

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the trading price of our common stock, which may also have the consequence of depressing the trading price of our common stock.

Our status as a Delaware corporation and the anti-takeover provisions of Delaware law may discourage, delay, or prevent a change in control by restricting our ability to engage in certain business combinations with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the requirements of Section 203 of the Delaware General Corporation Law are satisfied, even if a change of control would be beneficial to our existing stockholders.

In addition, our Amended and Restated Certificate of Incorporation and Second Amended and Restated Bylaws contain provisions that may make the acquisition of our company more difficult. For example, our amended and restated certificate of incorporation authorizes our board of directors to issue up to 5,000,000 shares of “blank check” preferred stock in one or more series, without further stockholder approval, and to determine the rights, preferences and limitations of any such series. Any such preferred stock could have preferences over our common stock with respect to dividends and liquidation rights and could be used to delay, defer or prevent a change in control of the Company, including by adversely affecting the voting power of holders of our common stock through the creation of class or series voting rights.

Beyond the preferred stock authorization described above, our certificate of incorporation and bylaws contain additional provisions that may, individually or in the aggregate, discourage, delay or prevent a change in control or otherwise make an acquisition of our company more difficult, including the following:

●	permitting the board of directors, and not stockholders, to establish the number of directors and fill any vacancies and newly created directorships;
●	establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings;
●	preventing stockholders from taking any action except at a formal meeting of stockholders;
●	requiring certain amendments to our amended and restated certificate of incorporation to be approved by the holders of at least two-thirds of our then-outstanding common stock; and/or
●	requiring that any special meeting of our stockholders will only be able to be called by a majority of our board of directors, our Chairman of our board of directors, our Chief Executive Officer, or our President.

These provisions, alone or together, may (a) frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to select or replace members of our board of directors, which is responsible for appointing the members of our management; (b) discourage, delay, or prevent a transaction involving a change in control of our Company; and/or (c) discourage proxy contests, any of which, under certain circumstances, could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the market price of our common stock.

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

We have outstanding an aggregate of 38,401,824 shares of our common stock as of March 2, 2026. This includes 8,124,220 shares of common stock that are beneficially owned by Mr. Kanders, our Chairman of the Board. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, including sales of the shares beneficially owned by Mr. Kanders, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock.

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

Our stock price may be volatile or may decline regardless of our operating performance, resulting in substantial losses for investors.

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

●	actual or anticipated fluctuations in our results of operations;
●	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
●	failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates or ratings by any securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;
●	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, operating results or capital commitments;
●	changes in operating performance and stock market valuations of other technology or retail companies generally, or those in our industry in particular;
●	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
●	changes in our board of directors or management;
●	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;
●	lawsuits threatened or filed against us;
●	changes in laws or regulations applicable to our business;
●	the expiration of contractual lock-up agreements;
●	changes in our capital structure, such as future issuances of debt or equity securities;
●	short sales, hedging and other derivative transactions involving our capital stock;
●	general economic conditions in the United States and abroad;
●	other events or factors, including those resulting from war, pandemics, incidents of terrorism or responses to these events; and
●	the other factors described in the sections of the Annual Report on Form 10-K titled “Risk Factors” and “Forward-Looking Statements.”

In addition, stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and have a materially adverse effect on our business, financial condition, results of operations and liquidity.

Our Second Amended and Restated By-Laws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our Second Amended and Restated By-Laws provide that the Court of Chancery of the State of Delaware (or the federal district court for the State of Delaware if the Court of Chancery does not have jurisdiction) is the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine or any action asserting an “internal corporate claim” as that term is defined in Section 115 of the Delaware General Corporation Law. Our Second Amended and Restated By-Laws provide that, unless we consent in writing to an alternative forum, the federal district courts of the United States of America will be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable. To the extent it is enforceable, however, the provision may have the effect of discouraging lawsuits against our directors and officers, and our stockholders cannot waive our compliance with federal securities laws and the rules and regulations thereunder.

Our Second Amended and Restated By-Laws provide that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing cybersecurity risks, including risks from cybersecurity threats that could be material to the Company and have integrated these processes into our overall risk management systems and processes. We routinely assess cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein and the data we process, store, or transmit.

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF and AI Risk Management Framework) and seek to follow industry best practices to identify, assess, and manage cybersecurity risks relevant to our business. While we use these frameworks to help evaluate and enhance our controls and processes, we do not represent that our program fully satisfies any particular technical standard, specification, or requirement.

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

As part of our overall risk management and assessment program, we design, implement, and maintain reasonable safeguards to minimize potential risks, including cybersecurity risks; reasonably address any identified gaps in existing safeguards; update existing safeguards as necessary; and monitor the effectiveness of our safeguards which may include, as appropriate: (i) vulnerability management (including patching, configuration management, and remediation tracking); (ii) security monitoring and detection designed to identify anomalous activity; (iii) access controls and identity management practices intended to support least-privilege access; (iv) data protection practices (including, where appropriate, encryption and backup processes); (v) incident response planning and readiness activities, including tabletop exercises and lessons-learned reviews; and (vi) business continuity and disaster recovery planning for certain systems and processes. We also regularly provide cybersecurity awareness training to our employees at all levels and departments across the Company. The Company believes that we have allocated adequate resources to address the cybersecurity threats that may reasonably affect us. We evaluate our resourcing and investments in cybersecurity on an ongoing basis in light of our risk profile, business needs, and the evolving threat landscape.

Our cybersecurity team, consisting of the VP of Information Technology, Director of Governance, Compliance and Risk, and our Director of Information Security and Infrastructure, is principally responsible for managing our cybersecurity risk assessment processes, our security controls, mitigation process and our response to cybersecurity threats.

The Company also participates in a cybersecurity risk insurance policy, intended to help mitigate certain losses and expenses associated with cybersecurity incidents; however, such insurance may not cover all losses or all types of claims.

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

In particular, the Audit Committee of our Board of Directors monitors and assesses our financial, legal and operational risks, and receives regular reports from the management team regarding comprehensive organizational risk as well as particular areas of concern, which includes, but is not limited to, cybersecurity risks, related mitigation, and other related responses and activities. Material cybersecurity matters are escalated to the Board and/or the Audit Committee based on their nature, scope, and potential impact.

Our management team is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity risks and incidents through various means, which may include, among other things, briefings with internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in our IT environment, as well as input from external consultants engaged by us.

ITEM 2. PROPERTIES

Our corporate headquarters, as well as our primary research, evaluation and design studios, is located in a facility owned by the Company in Salt Lake City, Utah. In addition, as of December 31, 2025, the Company and its subsidiaries lease or own facilities throughout the U.S., Europe, and Australia. In general, our properties are well maintained, considered adequate and being utilized for their intended purposes.

The following table identifies and provides certain information regarding our principal facilities:

Activity	Location	Owned/Leased

Corporate Headquarters	Salt Lake City, Utah	Owned

Outdoor Segment

Black Diamond U.S. Headquarters and Distribution Facility	Salt Lake City, Utah	Leased

Black Diamond European Sales and Marketing Office	Innsbruck, Austria	Leased

Black Diamond HQ Retail Store	Salt Lake City, Utah	Owned

Black Diamond Jackson Retail Store	Jackson, Wyoming	Leased

Black Diamond Boulder Retail Store	Boulder, Colorado	Leased

Black Diamond Seattle Retail Store	Seattle, Washington	Leased

Adventure Segment

Rhino-Rack Australia Headquarters and Distribution Facility	Sydney, Australia	Leased

Rhino-Rack Australia Perth Distribution Facility	Perth, Australia	Leased

Rhino-Rack U.S. Distribution Facility	Denver, Colorado	Leased

MAXTRAX and TRED Australia Headquarters	Brisbane, Australia	Leased

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

U.S. Consumer Product Safety Commission

In January 2021, Black Diamond Equipment, Ltd. (“BDEL”) filed a Section 15(b) report with the U.S. Consumer Product Safety Commission (“CPSC”) outlining its new cradle solution for certain models of its avalanche beacon transceivers to prevent such transceivers from switching unexpectedly out of “send” mode. The proposed new cradle solution was designed to improve transceiver safety by locking the transceiver into “send” mode prior to use so that it would not switch unexpectedly out of “send” mode. BDEL also requested approval for the CPSC Fast-Track Program for a voluntary product recall to implement this cradle solution. The CPSC approved the recall and entered into a Corrective Action Plan agreement with BDEL in March 2021. BDEL received a letter from the CPSC, dated October 28, 2021, stating that the CPSC is investigating whether BDEL has timely complied with the reporting requirements of Section 15(b) of the Consumer Protection Safety Act and related regulations regarding certain models of avalanche transceivers switching unexpectedly out of “send” mode.

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

On November 20, 2023 and February 8, 2024, respectively, BDEL submitted a comprehensive response disputing the CPSC’s findings and conclusions, including the amount of any potential penalties. The CPSC ultimately disagreed with our position and the agency voted to refer the matter to the U.S. Department of Justice for further proceedings. The Company and BDEL intend to strongly contest and vigorously defend against any claims which may be asserted against them by the Department of Justice or the CPSC.

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

On January 23, 2025, in connection with a criminal investigation, the Company and BDEL were each served with grand jury subpoenas from the United States Department of Justice requiring the production of documents relating to avalanche transmitters distributed by BDEL. The Company and BDEL are cooperating with the investigation and have produced all relevant documents. The DOJ has sent letters to Mr. Walbrecht and Rick Vance (BDEL’s former Director of Quality) advising them that they are targets in its investigation of possible criminal conduct. The DOJ has since served two subpoenas upon a current and former employee of BDEL for grand jury testimony. The Company’s Board of Directors has approved indemnity and payment of legal fees for current and former employees subpoenaed by the DOJ, in the same manner and subject to the same conditions described above for Mr. Walbrecht.

On March 13, 2025, the Company received a letter from the CPSC requesting various categories of documents and information in connection with an investigation into whether BDEL sold products that were subject to a recall. The Company has cooperated with that investigation, substantially completed document production, and delivered a narrative explanatory letter to the CPSC on June 18, 2025. On January 28, 2026, the CPSC closed its investigation without taking further action.

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

Clarus Corporation v. HAP Trading, LLC and Harsh A. Padia

On September 23, 2022, the Company filed a lawsuit in the United States District Court for the Southern District of New York against HAP Trading, LLC and Harsh A. Padia, seeking disgorgement of profits from transactions in the Company’s common stock and related derivative securities in violation of Section 16(b) of the Securities Exchange Act of 1934, as amended.

On March 14, 2025, the Court issued an Opinion and Order granting the defendants’ motion for summary judgment on the ground that they qualified for the market making exemption under Section 16(d) of the Exchange Act. On April 11, 2025, the Company filed a timely Notice of Appeal and the appeal was argued before the United States Court of Appeals for the Second Circuit on February 12, 2026. We are currently waiting for the Appeals Court to opine.

The Court of Appeals has invited the Securities and Exchange Commission (“SEC”) to submit a brief within 60 days or by April 17, 2026, and to advise the Court by March 10, 2026 if it does not intend to submit a brief. If the SEC submits a brief, each side will have 21 days to submit a brief in response.

Williams v. Caption Management, LLC, et al. / Clarus Corporation v. Caption Management, LLC, et al.

On February 12, 2024, a stockholder of the Company filed a lawsuit against Caption Management LLC and related entities (“Caption Management”) in the United States District Court for the Southern District of New York, seeking disgorgement of short-swing profits for violations of Section 16(b) of the Securities Exchange Act of 1934. The Company is named as a nominal defendant and any recovery in the case will inure to the benefit of the Company. On March 8, 2024, the Company filed its own lawsuit against these same defendants for disgorgement of short-swing profits under Section 16(b) of the Securities Exchange Act of 1934, as amended.

On February 10, 2026, the Court granted the Company’s motion to dismiss the stockholder action without prejudice on the ground that it was duplicative of the Company’s direct action against the same defendants alleging the same Section 16(b) violations. On February 24, 2026, the Company entered into a settlement agreement with Caption Management to resolve the Company’s claims. Under the terms of the settlement agreement, Caption Management paid the Company an undisclosed sum in exchange for, among other things, mutual releases and dismissal of the claims with prejudice. The settlement resolves the Company’s claims against Caption Management without any admission of liability or wrongdoing by any party.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed for trading on NASDAQ Global Select Market under the trading symbol “CLAR”.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock to the cumulative total return of the NASDAQ Global Select Market Composite and the Russell 2000 Index for the period commencing on December 31, 2020 and ending on December 31, 2025 (the “Measuring Period”). The graph assumes that the value of the investment in our common stock and the indexes was $100 on December 31, 2020. The yearly change in cumulative total return is measured by dividing (1) the sum of (i) the cumulative amount of dividends for the Measuring Period, assuming dividend reinvestment, and (ii) the change in share price between the beginning and end of the Measuring Period, by (2) the share price at the beginning of the Measuring Period.

Historical stock price performance should not be relied on as indicative of future stock price performance.

Total Return Analysis

	2020	2021	2022	2023	2024	2025
Clarus Corporation	$100.00	$180.65	$51.74	$46.20	$30.87	$23.61
The Russell 2000 Index	$100.00	$113.69	$89.18	$102.64	$112.93	$125.68
NASDAQ Global Select Market	$100.00	$123.12	$82.96	$120.33	$155.63	$188.00

Stockholders

On March 2, 2026, the last reported sales price for our common stock was $3.26 per share. As of March 2, 2026, there were 62 holders of record of our common stock.

Dividends

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a Quarterly Cash Dividend program of $0.025 per share of the Company’s common stock or $0.10 per share on an annualized basis. In 2025, 2024 and 2023, our total Quarterly Cash Dividends were $3,840,000, $3,831,000, and $3,750,000 respectively.

On March 4, 2026, the Company announced that its Board of Directors approved the payment on March 25, 2026 of the Quarterly Cash Dividend to the record holders of shares of the Company’s common stock as of the close of business on March 16, 2026.

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

Recent Sales of Unregistered Securities

None.

Recent Purchases of our Registered Equity Securities

On August 1, 2022, the Company announced that its Board of Directors had terminated its $30,000,000 share repurchase program, which still had $10,793,587 available. The program was replaced with a new stock repurchase program that allows the repurchase of up to $50,000,000 of the Company’s outstanding common stock, which still had $42,829,217 available as of December 31, 2025. No repurchases of shares of the Company’s common stock occurred during the three months ended December 31, 2025.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity plans as of December 31, 2025:

Plan Category	(A) Number of securities to be issued upon exercise of outstanding, warrants and rights	(B) Weighted-average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders (1)	4,616,747	$14.23	7,420,000

Total	4,616,747	$14.23	7,420,000

(1)	Consists of stock options and restricted stock awards issued and issuable under the Amended and Restated 2015 Stock Incentive Plan. There are a total of 1,050,000 restricted stock awards included in column (A) that do not have an exercise price. Excluding these restricted stock awards, the weighted average exercise price of outstanding options, warrants and rights is $9.01.

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

Potential risks and uncertainties that could cause the actual results of operations or financial condition of the Company to differ materially from those expressed or implied by forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, the overall level of consumer demand for our products; the highly competitive nature of our markets and the potential for rapid or significant changes in consumer preferences; general economic conditions and other factors affecting consumer confidence, preferences, and behavior; the potential impact of the uncertain macroeconomic environment on our financial results, including, but not limited to, the effects of sustained global inflationary pressures and interest rates, potential economic slowdowns or recessions, trade restrictions and regulatory changes, and global supply chain disruptions; the effect of inflation on our business, including any future pricing actions taken in an effort to mitigate the effects of inflation and potential impacts on our revenue, operating margins and net income; disruption and volatility in the global currency, capital and credit markets; the impact of changes in tariffs, tax laws, global trade policies as well as instability and volatility in global markets; the financial strength of retail economies and the Company’s customers; the Company’s ability to implement its business strategy; our ability to accurately forecast demand and manage inventory levels, including the risk of excess or obsolete inventory, increased discounting, or lost sales; the Company’s ability to execute and integrate acquisitions, as well as to complete dispositions and effectively manage the associated separation and transition risks, including those related to the recent sale of PIEPS; the Company’s exposure to product liability or product warranty claims and other loss contingencies, including, without limitation, recalls and liability claims relating to certain avalanche beacon transceivers distributed by BDEL; disruptions and other impacts to the Company’s business, as a result of an outbreak of disease or similar public health threat, and government actions and restrictive measures implemented in response; stability of the Company’s manufacturing facilities and suppliers, as well as consumer demand for our products, in light of disease epidemics and health-related concerns; disruptions in our supply chain, third-party logistics providers, or distribution facilities; the impact that global climate change trends may have on the Company and its suppliers and customers, increased focus on sustainability issues as a result of global climate change; regulatory or market responses to global climate change; compliance costs and potential liabilities related to environmental requirements, including those associated with Per- and Polyfluoroalkyl Substances (PFAS); the Company’s ability to protect patents, trademarks and other intellectual property rights; any breaches of, or interruptions in, our information systems; the ability of our information technology systems or information security systems to operate effectively, including as a result of security breaches, viruses, hackers, malware, natural disasters, vendor business interruptions or other causes; our ability to properly maintain, protect, repair or upgrade our information technology systems or information security systems, or problems arising in connection with our transition to upgraded or replacement systems; the impact of adverse publicity about the Company and/or its brands and products, including without limitation, through social media or in connection with brand damaging events and/or public perception; the potential impact of the Consumer Products Safety Commission’s and the U.S. Department of Justice’s investigations related to BDEL’s reporting obligations under the Consumer Product Safety Act in connection with BDEL’s recall of certain models of its avalanche transceivers on our business, results of operations, and financial condition; fluctuations in the price, availability and quality of raw materials and contracted products as well as foreign currency fluctuations; ongoing disruptions and delays in the shipping and transportation of our products due to port congestion, container ship availability and/or other logistical challenges; the impact of political unrest, natural disasters or other crises, terrorist acts, acts of war and/or military operations; our ability to utilize our net operating loss carryforwards; changes in tax laws and liabilities, tariffs, legal, regulatory, political and economic risks; the Company’s ability to maintain a quarterly dividend; our ability to obtain additional capital and funding on acceptable terms to meet our financial obligations as well as to support our business operations and growth initiatives; any material differences in the actual financial results of the Company’s past and future acquisitions and dispositions, including the impact of such transactions and any related recognition of impairment or other charges, such as the recent impairments recognized in the Outdoor and Adventure segments and the potential that we may be required to take additional write-downs or write-

offs, restructuring charges, impairment charges, or other charges in the future, on the Company’s future earnings per share. More information on potential factors that could affect the Company’s financial results can be found under Item 1A. Risk Factors of this Annual Report on Form 10-K. All forward-looking statements included in this Annual Report on Form 10-K are based upon information available to the Company as of the date of this Annual Report on Form 10-K, and speak only as the date hereof. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K.

Overview

Headquartered in Salt Lake City, Utah, Clarus is a global leading designer, developer, manufacturer and distributor of best-in-class outdoor equipment and lifestyle products focused on the outdoor enthusiast markets. Each of our brands has a long history of continuous product innovation for core and everyday users alike. The Company’s products are principally sold globally under the Black Diamond®, Rhino-Rack®, MAXTRAX®, TRED Outdoors®, and RockyMounts® brand names through outdoor specialty and online retailers, our own websites, distributors and original equipment manufacturers. Our portfolio of iconic brands is well-positioned for sustainable, long-term growth underpinned by powerful industry trends across the outdoor and adventure sport end markets.

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

Each of our brands represents a unique customer value proposition. Supported by six decades of proven innovation, Black Diamond is an established global leader in high-performance, activity-based climbing, skiing, and technical mountain sports equipment. The brand is synonymous with premium performance, safety and reliability. Founded in 1992, our Rhino-Rack brand is a globally-recognized designer and distributor of highly-engineered automotive roof racks and accessories to enhance the outdoor enthusiast’s overlanding experience. Founded in 2005, our MAXTRAX brand offers high-quality overlanding and off-road vehicle recovery and extraction tracks for the overland and off-road market. Similarly, TRED, founded in 2012, is a trusted brand for key retailers and distributors in the overlanding and off-road vehicle recovery market. Founded in 1993, our RockyMounts brand is known for making well designed and dependable premium bicycle racks and other accessories compatible with vehicles of all sizes.

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

On February 29, 2024, the Company completed the sale of all of the equity associated with the Company’s Precision Sport segment, which was comprised of the Company’s subsidiaries Sierra Bullets, L.L.C. (“Sierra”) and Barnes Bullets – Mona, LLC (“Barnes”), pursuant to a Purchase and Sale Agreement dated as of December 29, 2023.

On May 8, 2025, BD European Holdings, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company, entered into a Share Purchase and Transfer Agreement (the “Share Purchase Agreement”) to sell all of the issued and outstanding shares of Black Diamond Austria GmbH, together with its operating subsidiary, PIEPS GmbH (collectively, “PIEPS”). On July 11, 2025, the Company completed the sale of PIEPS, which was included in the Company’s Outdoor segment, to a private investment firm for a total purchase price of €7,825,000 (approximately $9,124,000), including cash held at PIEPS of $1,311,000, pursuant to the Share Purchase Agreement.

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis. The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. In 2025, 2024 and 2023 our total Quarterly Cash Dividends were $3,840,000, $3,831,000, and $3,750,000, respectively. On March 4, 2026, the Company announced that its Board of Directors approved the payment on March 25, 2026 of the Quarterly Cash Dividend of $0.025 to the record holders of shares of the Company’s common stock as of the close of business on March 16, 2026.

Restructuring

Starting in 2023, the Company began incurring expenses to facilitate long-term sustainable growth through cost reduction actions, consisting of employee reductions, facility rationalization and contract termination costs. During the years ended December 31, 2025, 2024, and 2023, the Company incurred $967,000, $1,948,000, and $3,223,000, respectively, of restructuring charges related to these actions. The Company has incurred $6,138,000 of cumulative restructuring charges since the commencement of these restructuring actions in 2023. The Company accrues for restructuring costs when they are probable and reasonably estimable. Restructuring costs include severance costs, exit costs, and other restructuring costs and are included in Restructuring charges in the consolidated statements of comprehensive loss. Severance costs primarily consist of severance benefits through payroll continuation, conditional separation costs and employer tax liabilities, while exit costs primarily consist of lease exit and contract termination costs. Other costs consist primarily of costs related to the discontinuance of certain product lines and are distinguishable and directly attributable to the Company’s restructuring initiative and not a result of external market factors associated with the ongoing business. We estimate that we will incur additional employee-related and facility exit restructuring costs in 2026; however, the Company cannot estimate the total amount expected to be incurred at this time as cost reduction actions continue to be evaluated. The Company currently anticipates completing these restructuring activities in 2026; however, the timing and scope of these actions may change, and additional actions may be taken, depending on business conditions and other factors.

Critical Accounting Policies and Use of Estimates

Management’s discussion of our financial condition and results of operations is based on the consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting periods. We continually evaluate our estimates and assumptions including those related to revenue recognition, inventory provisions, income taxes and valuation of long-lived assets, goodwill and indefinite-lived intangible assets, and other intangible assets. We base our estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

We believe the following critical accounting policies include the more significant estimates and assumptions used in the preparation of our consolidated financial statements. Our accounting policies are more fully described in Note 1 of our consolidated financial statements.

●	Fair value of net assets acquired in business combinations – We allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over these fair values is recorded as goodwill. We engage independent third-party valuation specialists to assist us in determining the fair values of certain assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Different valuation approaches are used to value different types of intangible assets. The income approach is a valuation technique that capitalizes anticipated income associated with the asset being valued. This approach is predicated on developing net income and cash flow projections which are discounted for risk and the time value of money. This approach is generally the principal approach to the valuation of most intangible assets. The market approach involves the compilation and analysis of recent acquisitions of similar assets in the open market. A fair value can be estimated after adjustments are made to reflect comparability differences between the assets sold and those being valued. This method of valuation applies primarily to the valuation of owned land, inventory, and certain intangible assets. The cost approach estimates the amount that would be required to replace the service capacity of an asset (often referred to as current replacement cost). We typically apply all three approaches to estimate the fair value of our tangible and intangible tangible assets depending on the type of asset acquired. Business acquisitions may include contingent consideration payments based on various future financial measures, such as sales-

based milestones, related to the acquired entity. We estimate the fair value of contingent consideration liabilities based on estimated sales growth rates, discount rates, and other relevant factors.

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

●	Inventory provision – We make ongoing estimates of potential excess, close-out or slow moving inventory. We evaluate our inventory on hand considering our purchasing plans, sales forecasts, and historical experience to identify excess, close-out, discontinued, or slow moving inventory and make provisions as necessary to properly reflect inventory value at the lower of cost or net realizable value.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 of our consolidated financial statements.

Results of Operations (In Thousands)

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

The following presents a discussion of operations for the year ended December 31, 2025, compared with the year ended December 31, 2024:

	Year Ended
	December 31, 2025	December 31, 2024

Sales
Domestic sales	$106,123	$105,745
International sales	144,317	158,570
Total sales	250,440	264,315

Cost of goods sold	167,464	171,696
Gross profit	82,976	92,619

Operating expenses
Selling, general and administrative	105,173	111,948
Restructuring charges	967	1,948
Transaction costs	752	576
Contingent consideration benefit	(355)	(125)
Legal costs and regulatory matter expenses	4,682	3,842
Impairment of goodwill	3,804	36,264
Impairment of indefinite-lived intangible assets	27,634	8,545

Total operating expenses	142,657	162,998

Operating loss	(59,681)	(70,379)

Other income (expense)
Interest income, net	619	1,467
Other, net	1,973	(1,673)

Total other income (expense), net	2,592	(206)

Loss before income tax	(57,089)	(70,585)
Income tax (benefit) expense	(10,533)	17,852
Loss from continuing operations	(46,556)	(88,437)

Discontinued operations, net of tax	-	36,150

Net loss	$(46,556)	$(52,287)

Sales

Total sales decreased $13,875, or 5.2%, to $250,440 during the year ended December 31, 2025, compared to total sales of $264,315 during the year ended December 31, 2024. The decrease in sales was attributable to a decrease in sales at the Adventure and Outdoor segments of $7,170 and $6,705, respectively.

Sales in the Adventure segment were reduced by $1,302 due to foreign exchange impact from the strengthening of the U.S. dollar against the Australian dollar during the year ended December 31, 2025, compared to the prior period. Sales in the Outdoor segment were reduced by $176 due to foreign exchange impact from the strengthening of the U.S. dollar primarily against the euro during the year ended December 31, 2025, compared to the prior period.

Sales in the Adventure segment decreased due to significantly lower demand from global original equipment manufacturer customers and a challenging wholesale market in Australia for both Rhino-Rack and MAXTRAX, combined with a prior year large wholesale customer in North America not reoccurring in 2025, partially offset by a $5,962 increase from the RockyMounts acquisition. Sales in the Outdoor segment decreased due to lower independent global distributor revenue, lower global direct-to-consumer revenue of $2,934, and lower PIEPS revenue of $3,418 due to the sale of PIEPS in July 2025, compared to the prior period.

Domestic sales increased $378, or 0.4%, to $106,123 during the year ended December 31, 2025, compared to domestic sales of $105,745 during the year ended December 31, 2024. The increase in sales was attributable to an increase in sales at the Adventure segment of $2,837, partially offset by a decrease in sales at the Outdoor segment of $2,459.

International sales decreased $14,253, or 9.0%, to $144,317 during the year ended December 31, 2025, compared to international sales of $158,570 during the year ended December 31, 2024. The decrease in sales was attributable to a decrease in sales at the Adventure and Outdoor segments of $10,007 and $4,246, respectively.

Cost of Goods Sold

Cost of goods sold decreased $4,232, or 2.5%, to $167,464 during the year ended December 31, 2025, compared to cost of goods sold of $171,696 during the year ended December 31, 2024.

Gross Profit

Gross profit decreased $9,643, or 10.4%, to $82,976 during the year ended December 31, 2025, compared to gross profit of $92,619 during the year ended December 31, 2024. Gross margin was 33.1% during the year ended December 31, 2025, compared to a gross margin of 35.0% during the year ended December 31, 2024. Gross margin during the year ended December 31, 2025, decreased compared to the prior year as a result of lower volumes at the Outdoor and Adventure segments, impacts due to tariffs imposed by the United States for both segments, and an unfavorable product mix and increases of inventory reserve expenses at the Adventure segment. Specifically, the unfavorable product mix at Adventure was primarily driven by promotional sales efforts in North America and higher RockyMounts revenue. This combined with lower wholesale volume at both Rhino-Rack and MAXTRAX in Australia drove the decline in gross margin compared to the year ended December 31, 2024. Additionally, losses on foreign currency cash flow hedges were $1,585 during the year ended December 31, 2025, which negatively impacted gross margin. These were partially offset by a favorable product mix at the Outdoor segment due to our simplification initiatives.

Selling, General and Administrative

Selling, general, and administrative expenses decreased $6,775, or 6.1%, to $105,173 during the year ended December 31, 2025, compared to selling, general and administrative expenses of $111,948 during the year ended December 31, 2024. Selling, general and administrative expenses at the Outdoor segment decreased by $3,051 primarily as a result of lower digital marketing and employee-related costs, lower costs from PIEPS due to the sale in July 2025, as well as lower retail expenses due to store closures and other expense reduction initiatives to manage costs. Selling, general and administrative expenses at the Adventure segment decreased by $2,155 primarily as a result of lower marketing, amortization, and employee-related costs, combined with other expense reduction initiatives, partially offset by a write-off of internally developed software during the year ended December 31, 2025. Additionally, Corporate costs decreased $1,569 due to lower outside service and employee-related costs.

Restructuring Charges

Restructuring charges decreased to $967 during the year ended December 31, 2025, compared to restructuring charges of $1,948 during the year ended December 31, 2024. The restructuring charges incurred during the year ended December 31, 2025 relate to benefits provided to employees who were terminated due to the Company’s reduction-in-force as part of its continued realignment of resources within the organization of $937 and lease exit and contract termination costs of $30.

Transaction Costs

Transaction expense increased to $752 during the year ended December 31, 2025, compared to transaction costs of $576 during the year ended December 31, 2024, which consisted of expenses related to the Company’s various acquisition and disposal efforts.

Contingent Consideration Benefit

Contingent consideration benefit increased to $355 during the year ended December 31, 2025, compared to a contingent consideration benefit of $125 during the year ended December 31, 2024, which consisted of changes in the estimated fair value of contingent consideration liabilities associated with our acquisitions of TRED in 2023 and RockyMounts in December 2024.

Legal Costs and Regulatory Matter Expenses

Legal costs and regulatory matter expenses increased to $4,682 during the year ended December 31, 2025, compared to legal costs and regulatory matter expenses of $3,842 during the year ended December 31, 2024, which consisted of expenses related to the Company’s specific legal matters. See Note 16 to our consolidated financial statements for financial information regarding specific legal matters.

Impairment of Goodwill

Impairment of goodwill decreased to $3,804 during the year ended December 31, 2025, compared to impairment of goodwill of $36,264 during the year ended December 31, 2024. Based on the results of the Company’s annual impairment analysis completed as of December 31, 2025 and 2024, the Company determined that goodwill at the Adventure reporting unit was impaired and recognized charges of $3,804 and $36,264, respectively.

Impairment of Indefinite-Lived Intangible Assets

Impairment of indefinite-lived intangible assets increased to $27,634 during the year ended December 31, 2025, compared to impairment of indefinite-lived intangible assets of $8,545 during the year ended December 31, 2024. Based on the results of the Company’s impairment analysis completed as of June 30, 2025, the Company determined that certain indefinite-lived intangible assets in our Outdoor reporting unit, specifically the PIEPS trademark, were impaired and recognized charges of $1,565 during the year ended December 31, 2025. Based on the results of the Company’s impairment analysis completed as of December 31, 2025 and 2024, the Company determined that certain indefinite-lived intangible assets in our Adventure reporting unit, specifically the Rhino-Rack and MAXTRAX trademarks, were impaired and recognized charges of $21,600 and $4,469, respectively, during the year ended December 31, 2025, and $3,480 and $5,065, respectively, during the year ended December 31, 2024.

Interest Income, net

Interest income, net decreased to $619 during the year ended December 31, 2025, compared to interest income, net of $1,467 during the year ended December 31, 2024. The decrease in interest income recognized during the year ended December 31, 2025, was due to lower interest rates on lower cash balances, compared to the prior period.

Other, net

Other, net changed by $3,646, or 217.9%, to $1,973 during the year ended December 31, 2025, compared to other, net of ($1,673) during the year ended December 31, 2024. The change in other, net, was primarily attributable to an increase in remeasurement gains recognized on the Company’s foreign denominated accounts receivable and accounts payable. The change was partially offset by losses in mark-to-market adjustments on non-hedged foreign currency contracts during the year ended December 31, 2025.

Income Taxes

Income tax (benefit) expense changed by $28,385, or 159.0%, to an income tax benefit of $10,533 during the year ended December 31, 2025, compared to an income tax expense of $17,852 during the same period in 2024. Our effective income tax rate was a benefit of 18.5% for the year ended December 31, 2025, and differed compared to the statutory tax rates primarily due to the impact of changes in the valuation allowance on deferred tax assets and statutory tax rate differences between foreign jurisdictions and the United States. Our effective income tax rate was an expense of 25.3% for the year ended December 31, 2024, and differed compared to the statutory tax rates due to due to the impact of recording a valuation allowance on deferred tax assets and the impairment of goodwill and indefinite-lived intangible assets, all of which are non-deductible for tax purposes.

Discontinued Operations

Net income from discontinued operations decreased to $0 during the year ended December 31, 2025, compared to net income from discontinued operations of $36,150 during the year ended December 31, 2024. The change in net income from discontinued operations is due to the sale of the Precision Sport segment occurring during the year ended December 31, 2024. There was no activity in discontinued operations during the year ended December 31, 2025.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

The following presents the Company’s results of operations for the year ended December 31, 2024, compared with the year ended December 31, 2023:

	Year Ended
	December 31, 2024	December 31, 2023

Sales
Domestic sales	$105,745	$112,385
International sales	158,570	173,635
Total sales	264,315	286,020

Cost of goods sold	171,696	188,509
Gross profit	92,619	97,511

Operating expenses
Selling, general and administrative	111,948	114,603
Restructuring charges	1,948	3,223
Transaction costs	576	593
Contingent consideration (benefit) expense	(125)	(1,565)
Legal costs and regulatory matter expenses	3,842	1,764
Impairment of goodwill	36,264	-
Impairment of indefinite-lived intangible assets	8,545	-

Total operating expenses	162,998	118,618

Operating loss	(70,379)	(21,107)

Other income (expense)
Interest income, net	1,467	67
Other, net	(1,673)	961

Total other (expense) income, net	(206)	1,028

Loss before income tax	(70,585)	(20,079)
Income tax expense (benefit)	17,852	(4,291)
Loss from continuing operations	(88,437)	(15,788)

Discontinued operations, net of tax	36,150	5,642

Net loss	$(52,287)	$(10,146)

For a discussion of our results of operations for the year ended December 31, 2024, compared to the year ended December 31, 2023, please see Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on March 6, 2025.

Liquidity and Capital Resources (In Thousands)

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Our primary ongoing funding requirements are for working capital, expansion of our operations organically, and general corporate needs, as well as investing in the various brands. We plan to fund these activities through a combination of our current cash balances and future operating cash flows. Upon the closing of the sale of the Precision Sport segment, the Company terminated and settled all outstanding borrowings on our revolving credit facility and term debt under the Restated Credit Agreement. We believe that our liquidity requirements and contractual obligations for at least the next 12 months will be adequately covered by our current cash balances and cash provided by operations. Additionally, long-term contractual obligations are also currently expected to be funded from our current cash balances and cash from operations. For additional information regarding the Company’s credit facilities, see the section titled “Credit Agreement” below.

At December 31, 2025, we had total cash and restricted cash of $38,195, compared to cash and restricted cash of $45,359 at December 31, 2024. At December 31, 2025, the Company had $12,545 of the $38,195 in cash and restricted cash held by foreign entities, of which $8,595 is considered permanently reinvested.

The following presents a discussion of cash flows for the year ended December 31, 2025 compared with the year ended December 31, 2024, inclusive of continuing and discontinued operations.

	Year Ended December 31,
	2025	2024

Net cash used in operating activities	$(4,746)	$(7,300)
Net cash provided by investing activities	2,771	165,160
Net cash used in financing activities	(5,882)	(123,239)
Effect of foreign exchange rates on cash and restricted cash	693	(586)
Change in cash and restricted cash	(7,164)	34,035
Cash and restricted cash, beginning of year	45,359	11,324
Cash and restricted cash, end of period	$38,195	$45,359

Net Cash From Operating Activities

Net cash used in operating activities was $4,746 during the year ended December 31, 2025, compared to net cash used in operating activities of $7,300 during the year ended December 31, 2024. The change in net cash used in operating activities during 2025 is primarily due to the gain on sale of $40,585 during the year ended December 31, 2024 related to the disposition of the Precision Sport segment, and an increase in impairment of indefinite-lived intangible assets at the Adventure and Outdoor segments of $19,089, and a decrease in net loss of $5,731 compared to the same period in 2024. These impacts were partially offset by a decrease in impairment of goodwill at the Adventure segment of $32,460, a decrease in deferred income taxes of $28,159, and an increase in cash outflows related to working capital of $791, compared to the same period in 2024.

Free cash flow, defined as net cash used in operating activities less capital expenditures, of ($9,908) was used during the year ended December 31, 2025 compared to ($14,039) used during the same period in 2024. The Company believes that the non-GAAP measure, free cash flow, provides an understanding of the capital required by the Company to expand its asset base. A reconciliation of free cash flows to comparable GAAP financial measures is set forth below, inclusive of continuing and discontinued operations:

	Year Ended December 31,
	2025	2024

Net cash used in operating activities	$(4,746)	$(7,300)
Purchase of property and equipment	(5,162)	(6,739)
Free cash flow	$(9,908)	$(14,039)

Net Cash From Investing Activities

Net cash provided by investing activities was $2,771 during the year ended December 31, 2025 compared to net cash provided by investing activities of $165,160 during the year ended December 31, 2024. The change in net cash provided by investing activities during the year ended December 31, 2025, is primarily due to the cash received related to the disposition of the Precision Sport segment during the year ended December 31, 2024.

Net Cash From Financing Activities

Net cash used in financing activities was $5,882 during the year ended December 31, 2025, compared to net cash used in financing activities of $123,239 during the year ended December 31, 2024. The decrease in cash used during the year ended December 31, 2025, compared to the same period in 2024 was primarily due to the settlement of all outstanding borrowings on our revolving credit facility and term debt under the Restated Credit Agreement during the year ended December 31, 2024.

Net Operating Loss

As of December 31, 2025, the Company had net operating loss carryforwards (“NOLs”) and research and experimentation credit for U.S. federal income tax purposes of $41,209 and $5,709, respectively. All federal NOLs will have an indefinite carryforward period. Federal research and experimentation credits have a limited carryforward period and will begin to expire in tax year 2033. In accordance with Section 382 and Section 383 of the Internal Revenue Code of 1986 (“Code”), utilization of the NOL and tax credit carryforwards may subject to limitations based on prior or future ownership changes.

As of December 31, 2025, the Company’s gross deferred tax asset was $40,300. The Company has recorded a valuation allowance of $29,315, resulting in a net deferred tax asset of $10,985, before deferred tax liabilities of $12,348. The Company has provided a full valuation allowance against all of the net U.S. deferred tax assets as of December 31, 2025, because the ultimate realization of those assets does not meet the more-likely-than-not criteria. The majority of the Company’s deferred tax assets consist of net operating loss carryforwards, research and experimentation credits and capitalized costs for federal tax purposes. The deferred tax assets related to research and experimentation credits and capitalized costs are expected to reverse into NOL carryforwards that can be used to offset taxable income and reduce income taxes payable in future periods. If a change in control were to occur, these future NOLs could be limited under Section 382 of the Code, as amended.

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

Interest Rate Risks

Our primary exposure to market risk is interest rate risk associated with potential credit facilities since the interest would be indexed to market rates. As of December 31, 2025, the Company has no outstanding borrowings under any credit facilities. On February 29, 2024, upon the closing of the disposition of the Precision Sport segment, the Company terminated and settled all outstanding borrowings on our revolving credit facility and term debt under the Restated Credit Agreement.

Foreign Currency Risks

Our consolidated financial statements are denominated in, and our principal currency is, the U.S. dollar. We transact business predominantly in U.S. dollars, Australian dollars, Euros (EUR), and Canadian dollars ($CAD). Given the current geopolitical environment and other economic uncertainties worldwide, changes in these and other currencies in relation to the U.S. dollar will affect our sales and profitability and could result in foreign exchange losses. For the year ended December 31, 2025, approximately 51% of our sales were denominated in foreign currencies (compared to 54% of our sales from continuing operations in the prior year), the most significant of which were the Australian Dollar, Euro, Canadian Dollar, Norwegian Kroner, and Swiss Franc. Our Australian Dollar denominated expenses associated with our Australian operations (which include business operations and distribution facilities) provide a natural hedge for Australian Dollar denominated revenues, however, a significant amount of our finished good inventory purchases are transacted in U.S. dollars.

The Company’s primary exchange rate risk management objective is to attempt to mitigate the uncertainty of anticipated cash flows attributable to changes in foreign currency exchange rates. The Company primarily focuses on mitigating changes in cash flows resulting from sales denominated in currencies other than the U.S. dollar. The Company manages this risk primarily by using currency forward and option contracts. As of December 31, 2025 and 2024, we had entered into foreign currency forward contracts for Euros and Canadian dollars, which qualified as cash flow hedges. As of December 31, 2025 and 2024, the aggregate notional amounts of Euro contracts were EUR 3,134,000 and EUR 6,711,000, respectively, and the aggregate notional amounts of Canadian dollar contracts were $CAD 1,208,000 and $CAD 1,379,000, respectively. A hypothetical 10% change in foreign currency rates would not have a material effect on foreign currency gains and losses related to the foreign currency derivatives or the net fair value of the Company’s foreign currency derivatives. Gains or losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying hedged transaction. These offsetting gains and losses are not reflected above. See Note 9 to our consolidated financial statements for additional discussion of our foreign currency contracts.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CLARUS CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Clarus Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Clarus Corporation and subsidiaries (the "Company") as of December 31, 2025 and December 31, 2024, the related consolidated statements of comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Indefinite-lived intangible assets — Rhino-Rack and MAXTRAX Trademarks --- Refer to Notes 1 and 6 to the financial statements

Critical Audit Matter Description

The Company's evaluation of indefinite-lived intangible assets for impairment involves the comparison of the estimated fair value of an indefinite-lived intangible asset to its carrying value. The Company estimates the fair value of its indefinite-lived intangible assets using the relief-from-royalty method. The relief-from-royalty method requires management to make estimates and assumptions related to revenue projections, discount rates, and royalty rates. During the year ended December 31, 2025, the Company recognized an impairment of $26.1 million related to the Rhino-Rack and MAXTRAX indefinite-lived trademarks in its Adventure reporting unit.

We identified the valuation of the Rhino-Rack and MAXTRAX trademarks within indefinite-lived intangibles as a critical audit matter because of the estimates and assumptions management made to determine their estimated fair values. The audit of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to revenue projections and the selection of discount and royalty rates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the revenue projections and discount and royalty rates for the valuation of the Rhino-Rack and MAXTRAX trademarks included the following, among others:

●	We tested the effectiveness of internal controls over the indefinite-lived intangible assets impairment analysis, including those over revenue projections and the selection of discount and royalty rates.
●	We evaluated the reasonableness of management’s revenue projections by comparing the projections to:
Historical revenues.
Internal communications between management and the Board of Directors.
Projected information included in industry reports and certain of its peer companies.
●	With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodologies and discount and royalty rates by:
Testing the source information underlying the determination of the discount and royalty rates and the mathematical accuracy of the calculations.
Developing a range of independent estimates and comparing those estimates to the discount rate selected by management.

/s/ Deloitte & Touche LLP

Salt Lake City, Utah

March 5, 2026

We have served as the Company’s auditor since 2018.

CLARUS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2025	2024
Assets
Current assets
Cash	$36,691	$45,359
Accounts receivable, net	44,839	43,678
Inventories	83,028	82,278
Prepaid and other current assets	5,457	5,555
Income tax receivable	1,407	910
Total current assets	171,422	177,780

Property and equipment, net	18,255	17,606
Other intangible assets, net	23,761	31,516
Indefinite-lived intangible assets	19,600	46,750
Goodwill	-	3,804
Deferred income taxes	55	36
Other long-term assets	15,935	16,602
Total assets	$249,028	$294,094

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$15,907	$11,873
Accrued liabilities	24,403	22,276
Income tax payable	179	-
Current portion of long-term debt	-	1,888
Total current liabilities	40,489	36,037

Deferred income taxes	1,418	12,210
Other long-term liabilities	10,728	12,754
Total liabilities	52,635	61,001

Stockholders’ Equity
Preferred stock, $0.0001 par value per share; 5,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value per share; 100,000 shares authorized; 43,054 and 43,004 issued and 38,402 and 38,362 outstanding, respectively	4	4
Additional paid in capital	703,487	697,592
Accumulated deficit	(457,253)	(406,857)
Treasury stock, at cost	(33,156)	(33,114)
Accumulated other comprehensive loss	(16,689)	(24,532)
Total stockholders’ equity	196,393	233,093
Total liabilities and stockholders’ equity	$249,028	$294,094

See accompanying notes to consolidated financial statements.

CLARUS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023

Sales
Domestic sales	$106,123	$105,745	$112,385
International sales	144,317	158,570	173,635
Total sales	250,440	264,315	286,020

Cost of goods sold	167,464	171,696	188,509
Gross profit	82,976	92,619	97,511

Operating expenses
Selling, general and administrative	105,173	111,948	114,603
Restructuring charges	967	1,948	3,223
Transaction costs	752	576	593
Contingent consideration benefit	(355)	(125)	(1,565)
Legal costs and regulatory matter expenses	4,682	3,842	1,764
Impairment of goodwill	3,804	36,264	-
Impairment of indefinite-lived intangible assets	27,634	8,545	-

Total operating expenses	142,657	162,998	118,618

Operating loss	(59,681)	(70,379)	(21,107)

Other income (expense)
Interest income, net	619	1,467	67
Other, net	1,973	(1,673)	961

Total other income (expense), net	2,592	(206)	1,028

Loss before income tax	(57,089)	(70,585)	(20,079)
Income tax (benefit) expense	(10,533)	17,852	(4,291)
Loss from continuing operations	(46,556)	(88,437)	(15,788)

Discontinued operations, net of tax	-	36,150	5,642

Net loss	(46,556)	(52,287)	(10,146)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	8,172	(9,635)	2,405
Unrealized (loss) gain on hedging activities	(329)	517	(134)
Other comprehensive income (loss)	7,843	(9,118)	2,271
Comprehensive loss	$(38,713)	$(61,405)	$(7,875)

Loss from continuing operations per share:
Basic	$(1.21)	$(2.31)	$(0.42)
Diluted	(1.21)	(2.31)	(0.42)

Net loss per share:
Basic	$(1.21)	$(1.37)	$(0.27)
Diluted	(1.21)	(1.37)	(0.27)

Weighted average shares outstanding:
Basic	38,393	38,305	37,485
Diluted	38,393	38,305	37,485

See accompanying notes to consolidated financial statements.

CLARUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash Flows From Operating Activities:
Net loss	$(46,556)	$(52,287)	$(10,146)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of property and equipment	3,641	4,034	7,602
Amortization of other intangible assets	8,740	9,784	12,748
Impairment of goodwill	3,804	36,264	-
Impairment of indefinite-lived intangible assets	27,634	8,545	-
Loss (gain) on sale of businesses	91	(40,585)	-
Accretion of notes payable	112	10	-
Amortization of debt issuance costs	-	1,209	928
Loss on disposition of property and equipment	723	269	54
Noncash lease expense	3,558	3,155	3,741
Contingent consideration benefit	(355)	(125)	(1,565)
Stock-based compensation	5,895	5,829	5,292
Deferred income taxes	(11,658)	16,182	(6,348)
Changes in operating assets and liabilities, net of dispositions:
Accounts receivable	(967)	10,844	6,078
Inventories	(1,579)	3,743	13,211
Prepaid and other assets	92	640	2,134
Accounts payable	3,602	(7,965)	(4,940)
Accrued liabilities	(1,226)	(6,075)	540
Income taxes	(297)	(771)	2,595
Net cash (used in) provided by operating activities	(4,746)	(7,300)	31,924

Cash Flows From Investing Activities:
Proceeds from sale of businesses, net of cash	7,813	175,674	-
Purchase of businesses, net of cash acquired	-	(3,840)	(5,648)
Proceeds from disposition of property and equipment	120	315	199
Purchase of intangible assets	-	(250)	(250)
Purchases of property and equipment	(5,162)	(6,739)	(5,717)
Net cash provided by (used in) investing activities	2,771	165,160	(11,416)

Cash Flows From Financing Activities:
Proceeds from revolving credit facilities	-	31,205	51,243
Repayments on revolving credit facilities	-	(41,580)	(59,835)
Repayments on term loans and other debt	(2,000)	(109,459)	(11,126)
Proceeds from issuance of term loans and other debt	-	46	-
Purchase of treasury stock	(42)	(185)	(222)
Proceeds from exercise of options	-	565	3,435
Cash dividends paid	(3,840)	(3,831)	(3,750)
Net cash used in financing activities	(5,882)	(123,239)	(20,255)

Effect of foreign exchange rates on cash and restricted cash	693	(586)	(990)

Change in cash and restricted cash	(7,164)	34,035	(737)
Cash and restricted cash, beginning of year	45,359	11,324	12,061
Cash and restricted cash, end of period	$38,195	$45,359	$11,324

Supplemental Disclosure of Cash Flow Information:
Cash paid (received) for income taxes	$936	$2,463	$(758)
Cash paid for interest	$16	$1,957	$10,398
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Shares issued for business acquisitions	$-	$-	$3,132
Debt issued for business acquisition	$-	$1,878	$-
Contingent consideration for business acquisitions	$-	$609	$121
Purchases of property and equipment incurred but not paid	$118	$167	$145
Intangible assets purchased with accounts payable	$-	$-	$250
Lease liabilities arising from obtaining right-of-use assets	$545	$2,530	$4,441

See accompanying notes to consolidated financial statements.

CLARUS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except per share amounts)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Equity

Balance, December 31, 2022	41,637	$4	$679,339	$(336,843)	(4,589)	$(32,707)	$(17,685)	$292,108
Net loss	-	-	-	(10,146)	-	-	-	(10,146)
Other comprehensive income	-	-	-	-	-	-	2,271	2,271
Cash dividends ($0.10 per share)	-	-	-	(3,750)	-	-	-	(3,750)
Purchase of treasury stock	-	-	-	-	(23)	(222)	-	(222)
Stock-based compensation expense	-	-	5,292	-	-	-	-	5,292
Proceeds from exercise of options	695	-	3,435	-	-	-	-	3,435
Shares issued for business acquisitions	429	-	3,132	-	-	-	-	3,132
Balance, December 31, 2023	42,761	$4	$691,198	$(350,739)	(4,612)	$(32,929)	$(15,414)	$292,120
Net loss	-	-	-	(52,287)	-	-	-	(52,287)
Other comprehensive loss	-	-	-	-	-	-	(9,118)	(9,118)
Cash dividends ($0.10 per share)	-	-	-	(3,831)	-	-	-	(3,831)
Purchase of treasury stock	-	-	-	-	(30)	(185)	-	(185)
Stock-based compensation expense	-	-	5,829	-	-	-	-	5,829
Proceeds from exercise of options	243	-	565	-	-	-	-	565
Balance, December 31, 2024	43,004	$4	$697,592	$(406,857)	(4,642)	$(33,114)	$(24,532)	$233,093
Net loss	-	-	-	(46,556)	-	-	-	(46,556)
Other comprehensive income	-	-	-	-	-	-	7,843	7,843
Cash dividends ($0.10 per share)	-	-	-	(3,840)	-	-	-	(3,840)
Purchase of treasury stock	-	-	-	-	(10)	(42)	-	(42)
Stock-based compensation expense	-	-	5,895	-	-	-	-	5,895
Shares issued from restricted stock units	50	-	-	-	-	-	-	-
Balance, December 31, 2025	43,054	$4	$703,487	$(457,253)	(4,652)	$(33,156)	$(16,689)	$196,393

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

Nature of Business

Headquartered in Salt Lake City, Utah, we are a global leading designer, developer, manufacturer and distributor of best-in-class outdoor equipment and lifestyle products focused on the outdoor enthusiast markets. Each of our brands has a long history of continuous product innovation for core and everyday users alike. The Company’s products are principally sold globally under the Black Diamond®, Rhino-Rack®, MAXTRAX®, TRED Outdoors®, and RockyMounts® brand names through outdoor specialty and online retailers, our own websites, distributors and original equipment manufacturers. We believe that our portfolio of iconic brands is well-positioned for sustainable, long-term growth underpinned by industry trends across the outdoor and adventure sport end markets.

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

Foreign Currency Transactions and Translation

The accounts of the Company’s international subsidiaries’ financial statements which have functional currencies other than the U.S. dollar are translated into U.S. dollars using the exchange rate at the balance sheet dates for assets and liabilities and average exchange rates for the periods for revenues, expenses, gains and losses. Foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in other comprehensive income (loss) in the consolidated statements of comprehensive loss.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2025 and 2024, the Company did not hold any amounts that were considered to be cash equivalents. Restricted cash primarily includes cash and highly liquid instruments that are used as collateral for certain lease agreements which will affect the amount of cash the Company has available for other uses. Restricted cash is recorded in Other long-term assets on the consolidated balance sheets. The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows as of December 31, 2025.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

December 31, 2025
Cash	$36,691
Restricted cash included in Other long-term assets	1,504
Total cash and restricted cash shown in the statements of cash flows	$38,195

Accounts Receivable and Allowance for Credit Losses

The Company records its trade receivables at sales value. The trade receivables do not bear interest. The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information. The Company evaluates the collectability of its accounts receivable and determines the appropriate allowance for credit losses based on a combination of factors. A non-specific allowance for estimated credit losses is recorded based on historical experience of collectability. In addition, specific allowances are established for customer accounts as known collection problems occur due to insolvency, disputes or other collection issues. The amounts of these specific allowances are estimated by management based on the customer’s financial position, the age of the customer’s receivables and the reasons for any disputes. The allowance for credit losses is reduced by subsequent collections of the specific allowances or by any write-off of customer accounts that are deemed uncollectible. The allowance for credit losses was $1,121 and $1,271 at December 31, 2025 and 2024, respectively. There were no significant write-offs during the years ended December 31, 2025, 2024, and 2023.

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method “FIFO”) or net realizable value. The Company evaluates its inventories considering its purchasing plans, sales forecasts, and historical experience to identify excess, close-out, discontinued, or slow-moving items and makes provisions as necessary to properly reflect inventory values.

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

Variable lease payments are generally expensed as incurred and include certain non-lease components, such as common area maintenance and other services provided by the lessor, and other charges such as utilities, insurance and property taxes included in the lease. Leases with an initial term of 12 months or less are not recorded on the balance sheet, and the expense for these short-term leases is recognized on a straight-line basis over the lease term. Non-lease components are excluded from the ROU asset and lease liability present value computations. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Goodwill

Goodwill represents the excess of the purchase price over the fair market value of identifiable net assets of acquired companies. Goodwill is not amortized, but rather is tested for impairment at the reporting unit level annually as of December 31st of each year or more frequently if triggering events or changes in circumstances indicate impairment, such as a significant adverse change in business climate. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, or the Company elects to bypass the qualitative assessment, a quantitative impairment analysis is performed. We estimate the reporting unit’s fair value using a combination of the income approach based upon projected discounted cash flows of the reporting unit and the market approach based upon the market multiple of comparable publicly traded companies. If the fair value of the reporting unit is less than its carrying amount, an impairment loss is recognized for the excess carrying amount over the fair value computation. Based on the results of the Company’s annual impairment tests completed as of December 31, 2025 and December 31, 2024, the Company recognized a goodwill impairment in our Adventure reporting unit of $3,804 during the year ended December 31, 2025, and $36,264 during the year ended December 31, 2024, respectively. No impairment of goodwill was recorded during the year ended December 31, 2023.

Intangible Assets

Intangible assets represent other intangible assets and indefinite-lived intangible assets acquired. The Company’s other intangible assets, such as certain customer relationships, product technologies, certain tradenames, trademarks and core technologies with finite lives are amortized over their estimated useful lives. Other intangible assets are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable.

The Company’s indefinite-lived intangible assets consists of certain tradenames and trademarks that provide Black Diamond Equipment, PIEPS, Rhino-Rack, and MAXTRAX with the exclusive and perpetual rights to manufacture and sell their respective products. Indefinite-lived intangible assets are not amortized; however, they are tested for impairment annually as of December 31st of each year or more frequently if events or changes in circumstances exist that may indicate impairment. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, through this qualitative assessment, the conclusion is made that it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount, or the Company elects to bypass the qualitative assessment, a quantitative impairment analysis is performed by comparing the indefinite-lived intangible asset’s book value to its estimated fair value. The fair value for indefinite-lived intangible assets is determined through an income approach using the relief-from-royalty method. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset. Based on the results of the Company’s impairment analysis completed as of June 30, 2025, the Company determined that certain indefinite-lived intangible assets in our Outdoor reporting unit, specifically the PIEPS trademark, were impaired and recognized charges of $1,565 during the year ended December 31, 2025. Based on the results of the Company’s annual impairment tests completed as of December 31, 2025 and 2024, the Company determined that certain indefinite-lived intangible assets in our Adventure reporting unit, specifically the Rhino-Rack and MAXTRAX trademarks, were impaired and recognized charges of $21,600 and $4,469, respectively, during the year ended December 31, 2025, and $3,480 and $5,065, respectively, during the year ended December 31, 2024. No impairment of indefinite-lived intangible assets was recorded during the year ended December 31, 2023.

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

Selling, General and Administrative Expense

Selling, general and administrative expense includes personnel-related costs, including stock-based compensation, product development, selling, advertising, visual merchandise, depreciation and amortization, and other general operating expenses. Advertising costs are expensed in the period incurred. Total advertising expense for continuing operations were $5,207, $6,046, and $8,385 for the years ended December 31, 2025, 2024, and 2023, respectively.

Product Warranty

Some of the Company’s products carry warranty provisions for defects in quality and workmanship. Warranty repairs and replacements are recorded in cost of goods sold and a warranty liability is established at the time of sale to cover estimated costs based on the Company’s history of warranty repairs and replacements. For the years ended December 31, 2025, 2024, and 2023, the Company experienced warranty claims on its products related to continuing operations of $838, $927, and $1,007, respectively.

Research and Development

Research and development costs are charged to expense as incurred, and are included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive loss. Total research and development costs for continuing operations were $11,928, $12,171, and $12,740 for the years ended December 31, 2025, 2024, and 2023, respectively.

Transaction Costs

Transaction costs consist of expenses related to the Company’s various acquisition and disposal efforts, including those associated with the acquisitions of TRED and RockyMounts, and the sale of PIEPS.

Income Taxes

Income taxes are accounted for under the asset and liability method. Income taxes are based on amounts of taxes payable or refundable in the current year and on expected future tax consequences of events that are recognized in the financial statements in different periods than they are recognized in tax returns. As a result of timing of recognition and measurement differences between financial accounting standards and income tax laws, temporary differences arise between amounts of pre-tax financial statement income and taxable income and between reported amounts of assets and liabilities in the consolidated balance sheets and their respective tax bases. Deferred income tax assets and liabilities reported in the consolidated balance sheets reflect estimated future tax effects attributable to these temporary differences and to net operating loss and net capital loss carryforwards, based on enacted tax rates expected to be in effect for years in which the differences are expected to be settled or realized. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Realization of deferred tax assets is dependent on future taxable income in specific jurisdictions. Valuation allowances are used to reduce deferred tax assets to amounts considered more likely than not to be realized. U.S. deferred income taxes are not provided on undistributed income of foreign subsidiaries where such earnings are considered to be permanently invested. Unremitted taxes on undistributed foreign earnings are not material for the years ended December 31, 2025, 2024, and 2023.

The Company releases residual tax effects in accumulated other comprehensive loss through continuing operations as the underlying asset matures or expires.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax (benefit) expense. Unrecognized tax benefits that reduce a net operating loss, similar tax loss or tax credit carryforward, are presented as a reduction to deferred income taxes. The Company recognizes interest expense and penalties related to uncertain tax positions in income tax (benefit) expense.

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

During the years ended December 31, 2025 and 2024, Recreational Equipment, Inc. (“REI”) accounted for approximately 10% of the Company’s sales from continuing operations. These sales are included in the Outdoor segment. No other single customer contributed more than 10% of the Company’s sales from continuing operations during these periods. During the year ended December 31, 2023, no single customer contributed more than 10% of the Company’s sales from continuing operations. As of December 31, 2025 and 2024, Roof Racks Galore accounted for approximately 10% and 11%, respectively, of the Company’s accounts receivable. No other single customer contributed more than 10% of the Company’s accounts receivable during these periods.

Fair Value Measurements

The carrying value of cash, accounts receivable, and accrued liabilities approximate their respective fair values due to the short-term nature and liquidity of these financial instruments. Derivative financial instruments are recorded at fair value based on current market pricing models.

Contingent Consideration Liabilities

Contingent consideration liabilities are required to be recognized at fair value as of the acquisition date. We estimate the fair value of these liabilities based on financial projections of the acquired company, such as sales-based milestones and estimated probabilities of achievement. Based on updated estimates and projections, the contingent consideration liabilities are adjusted at each reporting date to their estimated fair value. Changes in fair value subsequent to the acquisition date are reported in contingent consideration benefit in the accompanying consolidated statements of comprehensive loss. Variations in the fair value of contingent consideration liabilities may result from changes in discount periods or rates, changes in the timing and amount of sales estimates, and changes in probability assumptions with respect to the likelihood of achieving sales milestones.

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

Recent Accounting Pronouncements

Accounting Pronouncements adopted during 2025

During the year ended December 31, 2025, the Company adopted Accounting Standards Update (“ASU”) ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU was adopted on a prospective basis. This ASU requires a public entity to disclose in its rate reconciliation table additional categories of information about federal, state and foreign income taxes and provide more details about the reconciling items in some categories if items meet a quantitative threshold. This ASU also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal (national), state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements and related disclosures. See Note 17 to our consolidated financial statements for additional information regarding income taxes.

Accounting Pronouncements issued and not yet adopted

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

Pursuant to the RockyMounts Purchase Agreement, the purchase price paid for the RockyMounts assets was up to $8,000, which includes (i) $4,000 paid in cash at closing, subject to adjustment as set forth in the RockyMounts Purchase Agreement, (ii) the issuance of a promissory note by Rhino-Rack USA LLC in favor of the Seller in the original principal amount of $2,000, payable on the one-year anniversary of the closing of the RockyMounts Purchase Agreement, and (iii) the payment of additional contingent consideration of up to $2,000 in cash if certain future net sales thresholds are met for the years ending December 31, 2025 and December 31, 2026, respectively (the “RockyMounts Contingent Consideration”). The Company estimated the initial fair value of the RockyMounts Contingent Consideration to be $609 and recorded this liability within accrued liabilities and other long-term liabilities at the date of purchase. The net sales threshold required for the cash payment of the 2025 portion of the RockyMounts Contingent Consideration was not met during the measurement period ended December 31, 2025. See Note 11 for discussion regarding the valuation of the RockyMounts Contingent Consideration as of December 31, 2025.

The acquisition was accounted for as a business combination. Acquisition-related costs for the RockyMounts Acquisition, which were included in transaction costs during the years ended December 31, 2025 and 2024, were $40 and $333, respectively.

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

The Company acquired TRED for an aggregate purchase price of $AUD 10,741 (approximately $6,849), subject to a post-closing adjustment, comprised of $AUD 8,875 (approximately $5,659) cash, 179 shares of the Company’s common stock valued at $1,069, and additional consideration described below. The TRED Purchase Agreement provided for the payment of additional contingent consideration of up to $AUD 1,000 (approximately $638) in cash upon the satisfaction of certain net sales targets (the “TRED Contingent Consideration”). The Company estimated the initial fair value of the TRED Contingent Consideration to be $AUD 189 (approximately $121) and recorded this liability within other long-term liabilities at the date of purchase. The net sales threshold required for the cash payment of the TRED Contingent Consideration was not met during the final measurement period ended June 30, 2025. See Note 11 for discussion regarding the valuation of the TRED Contingent Consideration as of December 31, 2025.

The acquisition was accounted for as a business combination. Acquisition-related costs for the TRED Acquisition, which were included in transaction costs during the years ended December 31, 2024 and 2023, were $62 and $456, respectively. There were no transaction costs related to the TRED Acquisition during the year ended December 31, 2025.

The Company believes the acquisitions of RockyMounts and TRED will provide the Company with a greater combined global revenue base, increased gross margins, profitability and free cash flows, and access to increased liquidity to further acquire and grow businesses.

The following table is a reconciliation to the fair value of the purchase consideration and how the purchase consideration is allocated to assets acquired and liabilities assumed which have been estimated at their fair values. The fair value measurements for the acquisition

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

of RockyMounts and TRED have been completed. The excess of purchase consideration over the assets acquired and liabilities assumed is recorded as goodwill. Goodwill for RockyMounts and TRED is included in the Adventure segment. At the time of acquisition, the goodwill consisted largely of the growth and profitability expected from these acquisitions.

	RockyMounts	TRED
	December 5, 2024	October 9, 2023
	Estimated Fair Value	Number of Shares	Estimated Fair Value

Cash paid	$3,840	-	$5,659

Seller Note	1,878	-	-

Issuance of shares of Clarus Corporation	-	179	1,069

Contingent consideration	609	-	121

Total purchase consideration	$6,327	179	$6,849

Assets acquired and liabilities assumed
Assets
Cash	$-		$11
Accounts receivable	160		1,000
Inventories	928		1,006
Prepaid and other current assets	85		11
Property and equipment	97		195
Other intangible assets	2,366		3,305
Goodwill	2,741		2,832
Total assets	6,377		8,360

Liabilities
Accounts payable and accrued liabilities	$50		$638
Deferred income taxes	-		873
Total liabilities	50		1,511

Net Book Value Acquired	$6,327		$6,849

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

NOTE 3. DISCONTINUED OPERATIONS

On May 8, 2025, BD European Holdings, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company, entered into a Share Purchase and Transfer Agreement (the “Share Purchase Agreement”) to sell all of the issued and outstanding shares of Black Diamond Austria GmbH, together with its operating subsidiary, PIEPS GmbH (collectively, “PIEPS”). On July 11, 2025, the Company completed the sale of PIEPS, which was included in the Company’s Outdoor segment, to a private investment firm for a total purchase price of €7,825 (approximately $9,124), including cash held at PIEPS of $1,311, pursuant to the Share Purchase Agreement. The Company recognized a pre-tax loss on sale of $91, which is included in other, net in the consolidated statements of comprehensive loss.

We determined that the sale of the PIEPS business does not represent a strategic shift that had or will have a major effect on the consolidated statements of comprehensive loss, and therefore results were not classified as discontinued operations.

On February 29, 2024, the Company and Everest/Sapphire Acquisition, LLC, its wholly-owned subsidiary, completed the sale to Bullseye Acquisitions, LLC, an affiliate of JDH Capital Company, of all of the equity associated with the Company’s Precision Sport segment, which is comprised of the Company’s subsidiaries Sierra and Barnes, pursuant to a Purchase and Sale Agreement dated as of December 29, 2023, by and among, Bullseye Acquisitions, LLC, Everest/Sapphire Acquisition, LLC and the Company (the “Precision Sport Purchase Agreement”). The Precision Sport segment engaged in the business of designing, developing, manufacturing, and marketing bullets and ammunition to the military, law enforcement, and commercial/consumer markets. Under the terms of the Precision Sport Purchase Agreement, the Buyer agreed to pay $175,000 in cash, which is subject to a customary working capital adjustment. The Company received $175,674 in cash under the terms of the Precision Sport Purchase Agreement, which included a preliminary working capital adjustment. As of December 31, 2024, the working capital adjustment had been finalized, with no changes from the preliminary working capital adjustment. The Company recognized a pre-tax gain on such sale of $40,585. The activities of the Precision Sport

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

segment have been segregated and reported as discontinued operations for the years ended December 31, 2024 and 2023. There was no activity in discontinued operations during the year ended December 31, 2025.

Summarized results of discontinued operations for the Precision Sport segment are as follows:

	Year Ended December 31,
	2024	2023

Sales	$10,585	$89,950
Cost of goods sold	(6,543)	(56,980)
Selling, general and administrative	(2,062)	(11,639)
Restructuring charges	(3)	(47)
Transaction costs	(3,440)	(2,162)
Interest expense, net	(2,455)	(11,437)
Other, net	(38)	(19)

(Loss) income from operations of discontinued operations	(3,956)	7,666
Gain on sale of discontinued operations	40,585	-

Income from discontinued operations before taxes	36,629	7,666
Income tax expense	479	2,024
Income from discontinued operations, net of tax	$36,150	$5,642

In connection with the sale of the Precision Sport segment, all outstanding debt that was required to be repaid with the proceeds received from the sale pursuant to the terms of the Company’s credit facility and all associated interest expense has been allocated to discontinued operations in our consolidated financial statements for the years ended December 31, 2024 and 2023. There was no activity in discontinued operations during the year ended December 31, 2025.

Summarized cash flow information for the Precision Sport segment discontinued operations are as follows:

	Year Ended December 31,
	2024	2023

Depreciation of property and equipment	$-	$3,452
Amortization of intangible assets	$-	$2,033
Stock-based compensation	$5	$151
Purchase of property and equipment	$886	$1,848

NOTE 4. INVENTORIES

Inventories, as of December 31, 2025 and 2024, were as follows:

	December 31, 2025	December 31, 2024
Finished goods	$79,584	$72,329
Work-in-process	338	234
Raw materials and supplies	3,106	9,715
	$83,028	$82,278

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, net as of December 31, 2025 and 2024, were as follows:

	December 31, 2025	December 31, 2024

Land	$2,850	$2,850
Building and improvements	8,356	5,891
Furniture and fixtures	5,194	4,958
Computer hardware and software	8,278	8,380
Machinery and equipment	16,246	16,795
Construction in progress	968	3,412
	41,892	42,286
Less accumulated depreciation	(23,637)	(24,680)
	$18,255	$17,606

Depreciation expense for continuing operations was $3,641, $4,034, and $4,150 for the years ended December 31, 2025, 2024, and 2023, respectively.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill by segment as of December 31, 2025 was as follows:

	Outdoor	Adventure	Total

Gross value of goodwill	$29,507	$96,966	$126,473
Accumulated goodwill impairments adjusted for impact of foreign currency exchange rates	(29,507)	(96,966)	(126,473)
	$-	$-	$-

Goodwill by segment as of December 31, 2024 was as follows:

	Outdoor	Adventure	Total

Gross value of goodwill	$29,507	$96,966	$126,473
Accumulated goodwill impairments adjusted for impact of foreign currency exchange rates	(29,507)	(93,162)	(122,669)
	$-	$3,804	$3,804

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The following table summarizes the changes in goodwill by segment:

Adventure

Balance at December 31, 2023	$39,320

Decrease due to impairment	(36,264)
Increase due to acquisition of RockyMounts	2,741
Impact of foreign currency exchange rates	(1,993)

Balance at December 31, 2024	$3,804

Decrease due to impairment	(3,804)

Balance at December 31, 2025	$-

Due to challenging market conditions and other factors affecting the demand for our Adventure reporting unit products, we experienced significant declining revenue and profitability in our Adventure reporting unit and a sustained decline in our stock price during the years ended December 31, 2025 and 2024. As part of our annual impairment tests as of December 31, 2025 and 2024, we performed quantitative assessments using income-based and market-based approaches. As a result of these assessments, the carrying value of our Adventure reporting unit exceeded the related estimated fair value, thus impairments of goodwill of $3,804 and $36,264 were recorded during the years ended December 31, 2025 and 2024, respectively.

Indefinite-Lived Intangible Assets

The following table summarizes the changes in indefinite-lived intangible assets:

Balance at December 31, 2024	$46,750

Decrease due to impairment	(27,634)
Decrease due to sale of PIEPS	(1,704)
Impact of foreign currency exchange rates	2,188

Balance at December 31, 2025	$19,600

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Management performs an indefinite-lived intangible asset impairment assessment whenever events or circumstances make it more likely than not that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell or dispose of the asset. If the carrying value of the indefinite-lived asset is higher than its fair value, the asset is deemed to be impaired and the impairment charge is estimated as the difference.

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

We determined that a triggering event had occurred during the quarter ended June 30, 2025, with respect to certain indefinite-lived intangible assets within our Outdoor reporting unit, which required that we perform a quantitative assessment. We assessed the fair value of the specific indefinite-lived intangible assets using the relief-from-royalty method described above. As a result of this assessment, the carrying value of the PIEPS trademark recorded within our Outdoor reporting unit exceeded its estimated related fair value, thus an impairment of the PIEPS trademark of $1,565 was recorded in the second quarter during the year ended December 31, 2025.

As part of our annual impairment tests as of December 31, 2025 and 2024, we performed quantitative assessments using the relief-from-royalty method. As a result of these assessments, the carrying value of the Rhino-Rack and MAXTRAX trademarks recorded within our Adventure reporting unit exceeded their estimated related fair values, thus impairments of the Rhino-Rack and MAXTRAX trademarks of $21,600 and $4,469, respectively, during the year ended December 31, 2025, and $3,480 and $5,065, respectively, during the year ended December 31, 2024, were recorded.

If we do not achieve the results reflected in the forecasts utilized in our impairment assessments, or if there are changes to market assumptions, all of which require significant estimates and assumptions, our valuation of the reporting unit, including related indefinite-lived intangible assets, could be adversely affected, and we may be required to impair an additional portion or all of the indefinite-lived intangibles and other long-lived assets which could adversely affect our operating results in the period of impairment.

Trademarks classified as indefinite-lived intangible assets by brand as of December 31, 2025 and 2024, were as follows:

	December 31, 2025	December 31, 2024
Black Diamond	$19,600	$19,600
PIEPS	-	2,899
Rhino-Rack	-	20,093
MAXTRAX	-	4,158
	$19,600	$46,750

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Other Intangible Assets, net

The following table summarizes the changes in gross other intangible assets:

Gross balance at December 31, 2024	$77,960

Decrease due to sale of PIEPS	(4,712)
Impact of foreign currency exchange rates	4,492

Gross balance at December 31, 2025	$77,740

Other intangible assets, net of amortization as of December 31, 2025 and 2024, were as follows:

	December 31, 2025
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life
Intangibles subject to amortization
Customer relationships	$59,197	$(41,439)	$17,758	13.7 years
Product technologies	15,943	(11,862)	4,081	9.3 years
Tradenames	2,368	(628)	1,740	9.6 years
Non-compete agreements	232	(50)	182	5.0 years
	$77,740	$(53,979)	$23,761	12.6 years

	December 31, 2024
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life

Customer relationships	$58,737	$(35,715)	$23,022	13.6 years
Product technologies	16,745	(10,528)	6,217	9.9 years
Tradenames	2,246	(197)	2,049	9.5 years
Core technologies	232	(4)	228	5.0 years
	$77,960	$(46,444)	$31,516	12.7 years

Amortization expense for continuing operations for the years ended December 31, 2025, 2024, and 2023, was $8,740, $9,784, and $10,715, respectively. Future amortization expense for other intangible assets as of December 31, 2025 is as follows:

Years Ending December 31,	Amortization Expense
2026	$6,924
2027	4,974
2028	3,491
2029	2,627
2030	1,900
Thereafter	3,845
$23,761

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

NOTE 7. ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Accrued liabilities as of December 31, 2025 and 2024, were as follows:

	December 31, 2025	December 31, 2024

Accrued payroll and related items	$2,837	$4,054
Accrued bonus	2,005	1,866
Designated forward exchange contracts	358	-
Accrued warranty	1,480	2,212
Current lease liabilities	3,021	3,470
Accrued commissions	576	376
Sales returns and rebates	3,300	2,145
Contingent consideration liabilities	254	355
Accrued CPSC regulatory matter	2,500	2,500
Accrued legal expenses	1,183	436
Restructuring liabilities	407	541
Other	6,482	4,321
	$24,403	$22,276

Other long-term liabilities as of December 31, 2025 and 2024, were as follows:

	December 31, 2025	December 31, 2024

Long-term lease liabilities	$9,266	$11,288
Contingent consideration liabilities	-	254
Other	1,462	1,212
	$10,728	$12,754

NOTE 8. LONG-TERM DEBT, NET

As of December 31, 2025, the Company maintained no long-term debt. Long-term debt as of December 31, 2024, was as follows:

December 31, 2024

Other debt (a)	$1,888
1,888
Less current portion	(1,888)
$-

(a)	On December 5, 2024, pursuant to the RockyMounts Purchase Agreement, Clarus and its wholly-owned subsidiary, Rhino-Rack USA LLC, issued a promissory note in favor of RockyMounts, Inc. in the principal amount of $2,000, which was fully paid on December 5, 2025. Imputed interest was included within the principal amount and the fair value of the note was $1,878 on the date of issuance. There were no remaining amounts outstanding as of December 31, 2025. As of December 31, 2024, the borrowing rate was 6.5%.

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

At December 31, 2025, the Company’s derivative contracts had remaining maturities of less than one year. The counterparties to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure of the Company’s credit risk to the counterparties is generally limited to the aggregate unrealized loss of all contracts with that counterparty, which was $358 as of December 31, 2025. The Company’s exposure of counterparty credit risk is limited to the aggregate unrealized gain on all contracts. As of December 31, 2025, there was no such exposure to the counterparties. The Company’s derivative counterparties have strong credit ratings and as a result, the Company does not require collateral to facilitate transactions.

The Company held the following contracts designated as hedged instruments as of December 31, 2025 and 2024:

December 31, 2025
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	$1,208	February 2026
Foreign exchange contracts - Euros	€ 3,134	February 2026

December 31, 2024
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	$1,379	February 2025
Foreign exchange contracts - Euros	€ 6,711	August 2025

For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive loss and reclassified to sales in the period the underlying hedged transaction is recognized in earnings. (Losses) gains of ($1,585) and $573 were reclassified to sales during the years ended December 31, 2025 and 2024, respectively.

The following table presents the balance sheet classification and fair value of derivative instruments as of December 31, 2025 and 2024:

	Classification	December 31, 2025	December 31, 2024

Derivative instruments in asset positions:
Designated forward exchange contracts	Prepaid and other current assets	$-	$600

Derivative instruments in liability positions:
Designated forward exchange contracts	Accrued liabilities	$358	$-

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss (“AOCI”) primarily consists of foreign currency translation adjustments and changes in our forward foreign exchange contracts. The components of AOCI, net of tax, were as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2024	$(24,858)	$326	$(24,532)
Other comprehensive income (loss) before reclassifications	8,172	(1,530)	6,642
Amounts reclassified from other comprehensive income (loss)	-	1,201	1,201
Net current period other comprehensive income	8,172	(329)	7,843
Balance as of December 31, 2025	$(16,686)	$(3)	$(16,689)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2023	$(15,223)	$(191)	$(15,414)
Other comprehensive (loss) income before reclassifications	(9,635)	949	(8,686)
Amounts reclassified from other comprehensive (loss) income	-	(432)	(432)
Net current period other comprehensive loss	(9,635)	517	(9,118)
Balance as of December 31, 2024	$(24,858)	$326	$(24,532)

The effects on net loss of amounts reclassified from unrealized gains (losses) on cash flow hedges for foreign exchange contracts and foreign currency translation adjustments for the years ended December 31, 2025 and 2024 were as follows:

	Gains (losses) reclassified from AOCI to the Consolidated Statements of Comprehensive Loss
Affected line item in the Consolidated	Twelve Months Ended
Statements of Comprehensive Loss	December 31, 2025	December 31, 2024
Foreign exchange contracts:
Sales	$(1,585)	$573
Less: Income tax (benefit) expense	(384)	141
Amount reclassified, net of tax	$(1,201)	$432

Total reclassifications from AOCI	$(1,201)	$432

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

Level 3 -	inputs to the valuation methodology are based on prices or valuation techniques that are unobservable.

Items Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis at December 31, 2025 and 2024 were as follows:

	December 31, 2025
	Level 1	Level 2	Level 3	Total

Assets
Designated forward exchange contracts	$-	$-	$-	$-
	$-	$-	$-	$-

Liabilities
Designated forward exchange contracts	$-	$358	$-	$358
Contingent consideration liabilities	$-	$-	$254	$254
	$-	$358	$254	$612

	December 31, 2024
	Level 1	Level 2	Level 3	Total

Assets
Designated forward exchange contracts	$-	$600	$-	$600
	$-	$600	$-	$600

Liabilities
Contingent consideration liabilities	$-	$-	$609	$609
	$-	$-	$609	$609

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

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The net sales threshold required for the payment of the MAXTRAX contingent consideration was not met during the measurement period ended June 30, 2023. The net sales threshold required for the payment of the TRED contingent consideration was not met during the final measurement period ended June 30, 2025. There were no contingent consideration liabilities related to the TRED acquisition recorded as of December 31, 2024. The net sales threshold required for the payment of the 2025 portion of the RockyMounts contingent consideration was not met during the measurement period ended December 31, 2025.

The following table summarizes the changes in contingent consideration liabilities:

	RockyMounts	TRED	Total

Balance at December 31, 2023	$-	$129	$129

Increase due to acquisition of RockyMounts	609	-	609
Fair value adjustments	-	(125)	(125)
Impact of foreign currency exchange rates	-	(4)	(4)

Balance at December 31, 2024	$609	$-	$609

Fair value adjustments	(355)	-	(355)

Balance at December 31, 2025	$254	$-	$254

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

Items Measured at Fair Value on a Non-Recurring Basis

In assessing the recoverability of goodwill and indefinite-lived intangible assets, management estimates the fair value of each reporting unit using Level 3 inputs through a combination of the income approach based upon projected discounted cash flows of the reporting unit and the market approach. The fair value of indefinite-lived intangible assets is estimated using Level 3 inputs through the income approach, specifically the relief-from-royalty method. The fair values are based on revenue and cash flow projections, royalty rates, and discount rates. Impairment of goodwill was $3,804, $36,264, and $0 during the years ended December 31, 2025, 2024, and 2023, respectively. Impairment of indefinite-lived intangible assets was $27,634, $8,545, and $0 during the years ended December 31, 2025, 2024, and 2023, respectively. See Note 6 for additional information.

NOTE 12. STOCKHOLDERS’ EQUITY

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis. The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. In 2025, 2024 and 2023 our total Quarterly Cash Dividends were $3,840, $3,831 and $3,750, respectively. On March 4, 2026, the Company announced that its Board of Directors approved the payment on March 25, 2026 of the Quarterly Cash Dividend of $0.025 to the record holders of shares of the Company’s common stock as of the close of business on March 16, 2026.

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

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings (loss) per share:

	Year Ended December 31,
	2025	2024	2023

Weighted average shares outstanding - basic	38,393	38,305	37,485
Effect of dilutive stock awards	-	-	-
Weighted average shares outstanding - diluted	38,393	38,305	37,485

Loss from continuing operations per share:
Basic	$(1.21)	$(2.31)	$(0.42)
Diluted	(1.21)	(2.31)	(0.42)

Income from discontinued operations per share:
Basic	$-	$0.94	$0.15
Diluted	-	0.94	0.15

Net loss per share:
Basic	$(1.21)	$(1.37)	$(0.27)
Diluted	(1.21)	(1.37)	(0.27)

For the years ended December 31, 2025, 2024, and 2023, equity awards of 4,553, 4,596, and 5,424, respectively, were outstanding and anti-dilutive and therefore not included in the calculation of net loss per share for these periods.

NOTE 14. STOCK-BASED COMPENSATION PLAN

On May 29, 2025, at the Company’s 2025 Annual Meeting, stockholders approved the Clarus Corporation Amended and Restated 2015 Stock Incentive Plan (the “Amended and Restated 2015 Plan”), which had previously been adopted by the Board of Directors on April 16, 2025, subject to such approval. The Amended and Restated 2015 Plan amends and restates the Clarus Corporation 2015 Stock Incentive Plan (the “2015 Plan”), originally approved by stockholders on December 11, 2015. Upon stockholder approval of the Amended and Restated 2015 Plan, the 2015 Plan was terminated, and no further awards will be granted under it. Any remaining shares available for grant under the 2015 Plan were canceled. However, 4,537 shares subject to outstanding awards previously granted under the 2015 Plan will remain available for issuance pursuant to their existing terms.

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

Options Granted:

During the year ended December 31, 2025, the Company issued stock option awards for an aggregate of 630 shares of Common Stock under the Amended and Restated 2015 Plan and the 2015 Plan to directors and employees of the Company. Of the 630 stock options, 500 stock options shall vest and become exercisable one year from the date of the grant, 50 stock options shall vest and become

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

exercisable over a period of three years from the date of the grant, and 80 stock options shall vest and become exercisable in four equal consecutive quarterly tranches from the date of grant. All of the issued stock options expire ten years from the date of the grant.

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2025	2024	2023

Number of options	630	1,250	75
Option vesting period	1 - 3 Years	1 - 2 Years	1 Year
Grant price (per share)	$3.21 - $4.02	$4.63 - $6.81	$7.91
Dividend yield	2.49% - 3.12%	1.47% - 2.16%	1.26%
Expected volatility (a)	50.6% - 53.2%	50.3% - 53.1%	47.8%
Risk-free interest rate	4.01% - 4.17%	4.07% - 4.57%	3.69%
Expected life (years) (b)	5.50 - 6.69	5.19 - 5.75	5.31
Weighted average fair value (per share)	$1.32 - $1.74	$1.99 - $3.12	$2.48

(a)	Expected volatility is based upon the Company’s historical volatility.
(b)	The expected term was determined based upon the underlying terms of the awards and the category and employment history of employee award recipient.

Using these assumptions, the fair value of the stock options granted during the years ended December 31, 2025, 2024, and 2023 was $1,046, $3,818, and $186, respectively, which will be amortized as stock-based compensation expense over the vesting period of the options.

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

Using these assumptions, the fair value of the market condition restricted stock awards granted on March 14, 2023 was approximately $4,046.

The total non-cash stock compensation expense for continuing operations related to stock options and restricted stock awards recorded by the Company was as follows:

	Year Ended December 31,
	2025	2024	2023

Restricted stock awards	$3,418	$3,545	$2,540
Stock options	2,477	2,279	2,601
Total	$5,895	$5,824	$5,141

For the years ended December 31, 2025, 2024, and 2023, stock-based compensation costs were classified as selling, general and administrative expense. A summary of changes in outstanding options and restricted stock awards during the year ended December 31, 2025 is as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Restricted Stock Awards
Outstanding at December 31, 2024	3,132	$10.18	$-	1,100

Granted	630	1.66		-
Exercised or vested	-	-		(50)
Expired	(140)	13.18		-
Cancelled	-	-		-
Forfeited	(55)	-		-
Outstanding at December 31, 2025	3,567	$9.01	$-	1,050

Options exercisable at December 31, 2025	2,544	10.53	$-

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The following table summarizes the exercise price range, weighted average exercise price, and remaining contractual lives by significant ranges for options outstanding and exercisable as of December 31, 2025:

			Remaining Life In Years		Weighted Average
Exercise Price Range	Outstanding	Exercisable	Outstanding	Exercisable	Exercise Price
$3.21 - $3.71	80	60	9.4	9.4	$3.21
$3.71 - $27.65	3,487	2,484	4.9	4.7	$10.71
	3,567	2,544	5.1	4.9	$10.53

The intrinsic value of options exercised was $0, $160, and $351 during the years ended December 31, 2025, 2024, and 2023, respectively. The intrinsic value of restricted stock awards vested was $206, $722, and $1,891 during the years ended December 31, 2025, 2024, and 2023, respectively. Total fair value of options vested during the years ended December 31, 2025, 2024, and 2023 was $1,721, $1,050, and $3,461, respectively. Total fair value of restricted stock awards vested during the years ended December 31, 2025, 2024, and 2023 was $338, $877, and $1,438, respectively.

The fair value of unvested restricted stock awards is determined based on the market price of our shares of common stock on the grant date or using the Monte-Carlo pricing model. As of December 31, 2025, there were 1,023 unvested stock options and unrecognized compensation cost of $539 related to unvested stock options, as well as 1,050 unvested restricted stock awards and unrecognized compensation cost of $921 related to unvested restricted stock awards. Unrecognized compensation cost of unvested stock options and restricted stock awards are expected to be recognized over the weighted average period of 0.4 years and 0.3 years, respectively.

NOTE 15. RESTRUCTURING

Starting in 2023, the Company began incurring expenses to facilitate long-term sustainable growth through cost reduction actions, consisting of employee reductions, facility rationalization and contract termination costs. During the years ended December 31, 2025, 2024, and 2023, the Company incurred $967, $1,948, and $3,223, respectively, of restructuring charges related to these actions. The Company has incurred $6,138 of cumulative restructuring charges since the commencement of these restructuring actions in 2023. The Company accrues for restructuring costs when they are probable and reasonably estimable. Restructuring costs include severance costs, exit costs, and other restructuring costs and are included in Restructuring charges in the consolidated statements of comprehensive loss. Severance costs primarily consist of severance benefits through payroll continuation, conditional separation costs and employer tax liabilities, while exit costs primarily consist of lease exit and contract termination costs. Other costs consist primarily of costs related to the discontinuance of certain product lines and are distinguishable and directly attributable to the Company’s restructuring initiative and not a result of external market factors associated with the ongoing business. We estimate that we will incur additional employee-related and facility exit restructuring costs in 2026; however, the Company cannot estimate the total amount expected to be incurred at this time as cost reduction actions continue to be evaluated. The Company currently anticipates completing these restructuring activities in 2026; however, the timing and scope of these actions may change, and additional actions may be taken, depending on business conditions and other factors.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The following table summarizes the restructuring charges, payments and the remaining liabilities related to restructuring costs at December 31, 2025, which are included within accrued liabilities in the consolidated balance sheets.

	Outdoor	Adventure	Corporate	Total
Balance at December 31, 2024	$541	$-	$-	$541
Charges to expense:
Employee termination benefits	569	368	-	937
Exit costs	30	-	-	30
Total restructuring charges	$599	$368	$-	$967
Cash payments and non-cash charges:
Cash payments	(733)	(368)	-	(1,101)
Balance at December 31, 2025	$407	$-	$-	$407

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

U.S. Consumer Product Safety Commission

In January 2021, Black Diamond Equipment, Ltd. (“BDEL”) filed a Section 15(b) report with the U.S. Consumer Product Safety Commission (“CPSC”) outlining its new cradle solution for certain models of its avalanche beacon transceivers to prevent such transceivers from switching unexpectedly out of “send” mode. The proposed new cradle solution was designed to improve transceiver safety by locking the transceiver into “send” mode prior to use so that it would not switch unexpectedly out of “send” mode. BDEL also requested approval for the CPSC Fast-Track Program for a voluntary product recall to implement this cradle solution. The CPSC approved the recall and entered into a Corrective Action Plan agreement with BDEL in March 2021. BDEL received a letter from the CPSC, dated October 28, 2021, stating that the CPSC is investigating whether BDEL has timely complied with the reporting requirements of Section 15(b) of the Consumer Protection Safety Act and related regulations regarding certain models of avalanche transceivers switching unexpectedly out of “send” mode.

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

On November 20, 2023 and February 8, 2024, respectively, BDEL submitted a comprehensive response disputing the CPSC’s findings and conclusions, including the amount of any potential penalties. The CPSC ultimately disagreed with our position and the agency voted to refer the matter to the U.S. Department of Justice for further proceedings. The Company and BDEL intend to strongly contest and vigorously defend against any claims which may be asserted against them by the Department of Justice or the CPSC.

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

On January 23, 2025, in connection with a criminal investigation, the Company and BDEL were each served with grand jury subpoenas from the United States Department of Justice requiring the production of documents relating to avalanche transmitters distributed by BDEL. The Company and BDEL are cooperating with the investigation and have produced all relevant documents. The DOJ has sent letters to Mr. Walbrecht and Rick Vance (BDEL’s former Director of Quality) advising them that they are targets in its investigation of possible criminal conduct. The DOJ has since served two subpoenas upon a current and former employee of BDEL for grand jury testimony. The Company’s Board of Directors has approved indemnity and payment of legal fees for current and former employees subpoenaed by the DOJ, in the same manner and subject to the same conditions described above for Mr. Walbrecht.

On March 13, 2025, the Company received a letter from the CPSC requesting various categories of documents and information in connection with an investigation into whether BDEL sold products that were subject to a recall. The Company has cooperated with that investigation, substantially completed document production, and delivered a narrative explanatory letter to the CPSC on June 18, 2025. On January 28, 2026, the CPSC closed its investigation without taking further action.

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

We believe it is reasonably possible that a change in our ability to estimate the amount of loss could occur in the near term and that the change in the estimate could be material. In addition, as this matter is ongoing, the Company is currently unable to predict its duration,

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

resources required or outcome, or the impact it may have on the Company’s liquidity, financial condition, results of operations and/or cash flows. Any penalties imposed by the CPSC or other regulators could be costly to us and could damage our business and reputation as well as have a material adverse effect on the Company’s liquidity, stock price, consolidated financial position, results of operations and/or cash flows. During the years ended December 31, 2025, 2024, and 2023, the Company incurred legal expenses of $2,825, $3,088, which includes the $2,500 recorded liability noted above, and $476, respectively, in efforts to resolve this matter. These legal expenses are included in legal costs and regulatory matter expenses in the consolidated statements of comprehensive loss.

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

On March 14, 2025, the Court issued an Opinion and Order granting the defendants’ motion for summary judgment on the ground that they qualified for the market making exemption under Section 16(d) of the Exchange Act. On April 11, 2025, the Company filed a timely Notice of Appeal and the appeal was argued before the United States Court of Appeals for the Second Circuit on February 12, 2026. We are currently waiting for the Appeals Court to opine.

The Court of Appeals has invited the Securities and Exchange Commission (“SEC”) to submit a brief within 60 days or by April 17, 2026, and to advise the Court by March 10, 2026 if it does not intend to submit a brief. If the SEC submits a brief, each side will have 21 days to submit a brief in response.

Williams v. Caption Management, LLC, et al. / Clarus Corporation v. Caption Management, LLC, et al.

On February 12, 2024, a stockholder of the Company filed a lawsuit against Caption Management LLC and related entities (“Caption Management”) in the United States District Court for the Southern District of New York, seeking disgorgement of short-swing profits for violations of Section 16(b) of the Securities Exchange Act of 1934. The Company is named as a nominal defendant and any recovery in the case will inure to the benefit of the Company. On March 8, 2024, the Company filed its own lawsuit against these same defendants for disgorgement of short-swing profits under Section 16(b) of the Securities Exchange Act of 1934, as amended.

On February 10, 2026, the Court granted the Company’s motion to dismiss the stockholder action without prejudice on the ground that it was duplicative of the Company’s direct action against the same defendants alleging the same Section 16(b) violations. On February 24, 2026, the Company entered into a settlement agreement with Caption Management to resolve the Company’s claims. Under the terms of the settlement agreement, Caption Management paid the Company an undisclosed sum in exchange for, among other things, mutual releases and dismissal of the claims with prejudice. The settlement resolves the Company’s claims against Caption Management without any admission of liability or wrongdoing by any party.

During the years ended December 31, 2025, 2024, and 2023, the Company incurred legal expenses of $1,857, $754, and $1,288, respectively, in the efforts to bring the cases against HAP Trading and Caption Management to trial. These legal expenses are included in legal costs and regulatory matter expenses in the consolidated statements of comprehensive loss.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

NOTE 17. INCOME TAXES

Consolidated loss from continuing operations before income taxes consists of the following:

	Year Ended December 31,
	2025	2024	2023

U.S. operations	$(26,711)	$(34,575)	$(19,929)
Foreign operations	(30,378)	(36,010)	(150)
Loss from continuing operations before income tax	$(57,089)	$(70,585)	$(20,079)

The components of the benefit for income taxes attributable to continuing operations consist of the following:

	Year Ended December 31,
	2025	2024	2023

Current:
Federal	$79	$-	$-
State and local	234	26	90
Foreign	460	2,642	833
	773	2,668	923
Deferred:
Federal	372	25,835	(4,972)
State and local	(48)	(1,271)	300
Foreign	(11,630)	(9,380)	(542)
	(11,306)	15,184	(5,214)

Income tax (benefit) expense	$(10,533)	$17,852	$(4,291)

The allocation of income tax (benefit) expense between continuing and discontinued operations was as follows:

	Year Ended December 31,
	2025	2024	2023

Continuing operations	$(10,533)	$17,852	$(4,291)
Discontinued operations	-	479	2,024
	$(10,533)	$18,331	$(2,267)

The Company’s foreign operations that are considered to be permanently reinvested have statutory tax rates of approximately 19% to 30%.

The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the Company’s financial statements:

Year Ended December 31,
2025

U.S. Federal statutory income tax benefit	$(11,990)	(21.0)%

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Increase (decrease) in income taxes resulting from:
State and local tax effects
State and local income taxes, before federal income tax effect (a)	(211)	(0.4)
Foreign tax effects
Australia
Statutory tax rate difference between Australia and U.S.	(2,844)	(5.0)
Changes in valuation allowances	1,328	2.3
Other	(223)	(0.4)
Austria
Sales Gain/Loss	(1,376)	(2.4)
Other	322	0.6
Other foreign jurisdictions	60	0.1
Tax Credit
Research and development tax credits	(448)	(0.8)
Changes in valuation allowances	4,109	7.2
Nontaxable or nondeductible items
Executive compensation limitation	927	1.6
Other	236	0.4
Changes in unrecognized tax benefits	(157)	(0.3)
Other adjustments	(266)	(0.4)
Income tax benefit	$(10,533)	(18.5)%

(a)	For the year ended December 31, 2025, a majority (greater than 50 percent) of the Company’s state income tax expense related to Utah.

	Year Ended December 31,
	2024	2023

Statutory income tax benefit	(21.0)%	(21.0)%
Increase (decrease) in income taxes resulting from:
Foreign taxes	(1.6)	0.6
State income taxes, net of federal income taxes	(0.2)	(1.9)
Income tax credits	(5.0)	(6.6)
Stock options	1.1	1.2
Change in effective state rate	(1.8)	-
Deferred tax asset write-offs	-	13.0
Executive compensation limitation	1.4	4.4
Change in valuation allowance	41.7	(13.0)
Impairment of goodwill	10.8	-
Research and development expenditure	0.6	1.9
Other	(0.7)	-
Income tax expense (benefit)	25.3%	(21.4)%

The effective income tax rate was a benefit of 18.5% for the year ended December 31, 2025, and differed compared to the statutory tax rates primarily due to the impact of changes in the valuation allowance on deferred tax assets and statutory tax rate differences between foreign jurisdictions and the United States. The deferred tax asset write-offs during the year ended December 31, 2023, relate to state NOLs that expired in 2023 that had been previously fully reserved via a valuation allowance.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Deferred income tax assets and liabilities are determined based on the difference between the financial reporting carrying amounts and tax bases of existing assets and liabilities and operating loss and tax credit carryforwards. Significant components of the Company’s existing deferred income tax assets and liabilities as of December 31, 2025 and 2024 are as follows:

	December 31,
	2025	2024

Deferred tax assets:
Net operating loss, capital loss and research & experimentation credit carryforwards	$16,493	$6,358
Capitalized research and development costs	8,950	9,221
Capitalized costs to self-constructed property	790	5,411
Non-cash compensation	2,233	2,064
Accrued liabilities	1,629	1,878
Reserves and other	4,898	6,493
Depreciation	231	-
Lease liabilities	2,832	3,472
Business Interest Limitation	2,244	761
	40,300	35,658
Valuation allowance	(29,315)	(23,344)
Net deferred tax assets	10,985	12,314
Deferred tax liabilities:
Depreciation	-	(1,155)
Intangibles	(9,253)	(18,983)
Right-of-use assets	(2,485)	(3,046)
Other	(610)	(1,304)
	(12,348)	(24,488)

Total	$(1,363)	$(12,174)

Certain deferred income tax balances are not netted as they represent deferred amounts applicable to different taxing jurisdictions. The Company has provided a full valuation allowance against all of the U.S. deferred tax assets as of December 31, 2025, because the ultimate realization of those assets does not meet the more-likely-than-not criteria.

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

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The net change in the valuation allowance for deferred income tax assets was $5,971, $22,630, and ($2,609) during the years ended December 31, 2025, 2024, and 2023, respectively. A roll forward of our valuation allowance for deferred income tax assets for the years ended December 31, 2025, 2024, and 2023 is as follows:

	Balance at Beginning of Year	Charged to Costs and Expenses	Other Adjustments	Balance at End of Year

2023	$3,323	$26	$(2,635)	$714
2024	$714	$21,038	$1,592	$23,344
2025	$23,344	$7,204	$(1,233)	$29,315

As of December 31, 2025, the Company has net operating loss carryforwards (“NOLs”) and research and experimentation credit for U.S. federal income tax purposes of $41,209 and $5,709, respectively. All federal NOLs will have an indefinite carryforward period. Federal research and experimentation credits have a limited carryforward period and will begin to expire in tax year 2033. In accordance with Section 382 and Section 383 of the Internal Revenue Code of 1986 (“Code”), utilization of the NOL and tax credit carryforwards may subject to limitations based on prior or future ownership changes.

Tax positions are recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. The Company conducts its business globally. As a result, the Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions and are subject to examination for the open tax years in the U.S. federal and state jurisdictions of 2020 through 2025 and in the foreign jurisdictions of 2019 through 2025. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax (benefit) expense.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits for the years ended December 31, 2025, 2024 and 2023 is as follows:

	December 31,
	2025	2024	2023

Balance, beginning of year	$2,863	$890	$813
Additions for current year tax positions	1,713	1,815	98
Additions for prior year tax positions	305	310	8
Reductions for prior year tax positions	(27)	(16)	-
Reductions due to statute expirations	(106)	(136)	(29)
Balance, end of year	$4,748	$2,863	$890

As of December 31, 2025 and 2024, we had unrecognized tax benefits of $4,748 and $2,863, respectively, of which $2,764 of tax benefit and $433 of tax expense would affect the effective tax rate if recognized. Unrecognized tax benefits that reduce a net operating loss, similar tax loss or tax credit carryforward are presented as a reduction to deferred income taxes. As a result, the Company classified $4,202 and $2,438 of its unrecognized tax benefit as a reduction to deferred tax assets as of December 31, 2025 and 2024, respectively.

Interest and penalty expense recognized related to uncertain tax positions were not significant during the years ending December 31, 2025, 2024, and 2023, respectively. Total accrued interest and penalties as of December 31, 2025 and 2024, were not significant.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Significant income taxes paid (refunded) by jurisdiction for the year ended December 31, 2025 is as follows:

Year Ended December 31,
2025

Federal	$-
State
Missouri	(106)
Other state	(22)
Foreign
Australia	962
Austria	96
Other foreign	6
Total income tax paid	$936

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

Each segment is described below:

●	Prior to its sale on July 11, 2025, PIEPS was included in our Outdoor segment alongside Black Diamond Equipment. Our Outdoor segment is a global leader in designing, manufacturing, and marketing innovative outdoor engineered equipment and apparel for climbing, mountaineering, trail running, backpacking, skiing, and a wide range of other year-round outdoor recreation activities. Our Outdoor segment offers a broad range of products, including: high-performance, activity-based apparel (such as shells, insulation, midlayers, pants, and logowear); rock-climbing footwear and equipment (such as carabiners, protection devices, harnesses, belay devices, helmets, and ice-climbing gear); technical backpacks and high-end day packs; trekking poles; headlamps and lanterns; and gloves and mittens. We also offer advanced skis, ski poles, ski skins, and snow safety products, including avalanche airbag systems, avalanche transceivers, shovels, and probes.
●	Our Adventure segment, which includes Rhino-Rack, MAXTRAX, TRED, and RockyMounts is a manufacturer of highly-engineered automotive roof racks, trays, mounting systems, luggage boxes, carriers, recovery boards, bicycle racks, and accessories in Australia and New Zealand and a growing presence in the United States and Europe.

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

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

	Year Ended December 31, 2025
	Outdoor	Adventure	Total
Sales
Domestic sales	$88,743	$17,380	$106,123
International sales	88,120	56,197	144,317
Total sales	176,863	73,577	250,440
Cost of goods sold	115,468	47,546
Inventory fair value of purchase accounting	-	120
Other inventory reserves	949	3,381
Selling, general and administrative	56,295	35,067
Restructuring charges	599	368
Transaction costs	614	40
Contingent consideration benefit	-	(355)
Legal costs and regulatory matter expenses	2,825	-
Impairment of goodwill	-	3,804
Impairment of indefinite-lived intangible assets	1,565	26,069
Segment operating loss	$(1,452)	$(42,463)	$(43,915)
Corporate costs			(15,766)
Interest income, net			619
Other, net			1,973
Loss before income tax			$(57,089)

	Year Ended December 31, 2024
	Outdoor	Adventure	Total
Sales
Domestic sales	$91,202	$14,543	$105,745
International sales	92,366	66,204	158,570
Total sales	183,568	80,747	264,315
Cost of goods sold	116,522	48,611
Inventory fair value of purchase accounting	-	61
Other inventory reserves	4,192	2,310
Selling, general and administrative	59,351	37,212
Restructuring charges	1,349	599
Transaction costs	65	396
Contingent consideration benefit	-	(125)
Legal costs and regulatory matter expenses	3,088	-
Impairment of goodwill	-	36,264
Impairment of indefinite-lived intangible assets	-	8,545
Segment operating loss	$(999)	$(53,126)	$(54,125)
Corporate costs			(16,254)
Interest income, net			1,467
Other, net			(1,673)
Loss before income tax			$(70,585)

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

	Year Ended December 31, 2023
	Outdoor	Adventure	Total
Sales
Domestic sales	$99,031	$13,354	$112,385
International sales	105,022	68,613	173,635
Total sales	204,053	81,967	286,020
Cost of goods sold	135,165	48,910
Inventory fair value of purchase accounting	-	64
Other inventory reserves	4,370	-
Selling, general and administrative	66,443	33,311
Restructuring charges	2,754	306
Transaction costs	-	30
Contingent consideration expense	-	(1,565)
Legal costs and regulatory matter expenses	476	-
Segment operating (loss) income	$(5,155)	$911	$(4,244)
Corporate costs			(16,863)
Interest income, net			67
Other, net			961
Loss before income tax			$(20,079)

There were no intercompany sales between the Outdoor and Adventure segments for the periods presented.

Total assets by segment, as of December 31, 2025 and 2024, were as follows:

	December 31,
	2025	2024

Outdoor	$145,902	$137,062
Adventure	84,086	120,063
Corporate	19,040	36,969
	$249,028	$294,094

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Capital expenditures, depreciation and amortization by segment is as follows.

	Year Ended December 31,
	2025	2024	2023
Capital expenditures:
Outdoor	$4,682	$4,059	$1,542
Adventure	480	1,779	2,080
Total capital expenditures	$5,162	$5,838	$3,622
Depreciation:
Outdoor	$2,177	$2,588	$2,848
Adventure	1,464	1,446	1,302
Total depreciation	$3,641	$4,034	$4,150
Amortization:
Outdoor	$973	$1,142	$1,057
Adventure	7,767	8,642	9,658
Total amortization	$8,740	$9,784	$10,715

Total long-lived assets by geographic region, as of December 31, 2025 and 2024, were as follows:

	December 31,
	2025	2024

United States	$14,698	$17,302
Australia	7,877	9,353
China	2,174	1,431
Austria	3,872	2,435
Other countries	1,111	910
	$29,732	$31,431

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

Lease ROU assets and liabilities as of December 31, 2025 and 2024, were as follows:

	Balance Sheet Classification	December 31, 2025	December 31, 2024

Assets
Lease ROU assets	Other long-term assets	$11,477	$13,825

Liabilities
Current lease liabilities	Accrued liabilities	$3,021	$3,470
Noncurrent lease liabilities	Other long-term liabilities	$9,266	$11,288

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Lease costs were as follows:

	Affected line item in the Consolidated	Year Ended
	Statements of Comprehensive Loss	December 31, 2025	December 31, 2024
Lease costs	Cost of goods sold, Selling, general and administrative	$3,712	$3,956
Variable lease costs	Cost of goods sold, Selling, general and administrative	1,877	900
Short-term lease costs	Cost of goods sold, Selling, general and administrative	438	635
		$6,027	$5,491

The maturity of lease liabilities as of December 31, 2025 are as follows:

Years Ending December 31,	Lease Payments
2026	$3,505
2027	2,786
2028	2,807
2029	2,657
2030	1,097
Thereafter	804
Total future lease payments	13,656
Less: amount representing interest	(1,369)
Present value of future lease payments	12,287
Less: current lease obligations	(3,021)
Long-term lease obligations	$9,266

As of December 31, 2025, our leases have a weighted-average remaining lease term of 4.67 years and a weighted-average discount rate of 4.42%.

NOTE 20. RELATED PARTY TRANSACTIONS

As part of the TRED Acquisition, on October 9, 2023, the Company paid a fee in the amount of $150 to Kanders & Company, Inc. (“Kanders & Company”) in consideration of the significant support received by the Company from Kanders & Company in sourcing, structuring, performing due diligence and negotiating the TRED Acquisition. Mr. Warren B. Kanders, the Company’s Executive Chairman of the Board of Directors, is a member of the Board of Directors and sole stockholder of Kanders & Company. No amounts were due to Kanders & Company as of December 31, 2025 or 2024, and the Company did not enter into any other related party transactions with Kanders & Company during the years ended December 31, 2025, 2024, or 2023.

CLARUS CORPORATION

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Executive Chairman and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2025, were effective.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CLARUS CORPORATION

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Clarus Corporation:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Clarus Corporation and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated March 5, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Salt Lake City, Utah

March 5, 2026

CLARUS CORPORATION

ITEM 9B. OTHER INFORMATION

During the three month period ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, nor did the Company during such three month period ended December 31, 2025 adopt or terminate any “Rule 10b5-1 trading arrangement”.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the executive officers of the Company required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Executive Officers” in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, no later than 120 days after the end of the fiscal year (the “Proxy Statement for the 2026 Annual Meeting of Stockholders”).  References in this Part III to headings in the Proxy Statement for the 2026 Annual Meeting of Stockholders are intended to refer to such headings or similar captions. Information concerning directors of the Company required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Election of Directors” in the Proxy Statement for the 2026 Annual Meeting of Stockholders. Information concerning the Audit Committee of the Company’s Board of Directors, and its financial expert required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Governance of the Company– Audit Committee” in the Proxy Statement for the 2026 Annual Meeting of Stockholders. Information concerning the Compensation Committee of the Company’s Board of Directors is incorporated and made part hereof by reference to the material appearing under the heading “Governance of the Company– Compensation Committee” in the Proxy Statement for the 2026 Annual Meeting of Stockholders. Information regarding the Nominating and Corporate Governance Committee required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Governance of the Company– Nominating and Corporate Governance Committee” in the Proxy Statement for the 2026 Annual Meeting of Stockholders. Information regarding the ability of stockholders to communicate with the Board of Directors is incorporated and made part hereof by reference to the material appearing under the heading “Governance of the Company– Stockholder Communications” in the Proxy Statement for the 2026 Annual Meeting of Stockholders. Information regarding compliance with Section 16(a) of the Exchange Act required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2026 Annual Meeting of Stockholders.

The Company has adopted a Code of Business Conduct and ethics that applies to all its directors and employees, including the chief executive officer, chief financial officers, and all senior financial officers of the Company and its subsidiaries, including the principal financial officer, principal accounting officer, and controller of the Company and its subsidiaries. In addition, such officers are also subject to the Code of Ethics for Senior Executive Officer and Senior Financial Officers. These documents may be accessed at www.claruscorp.com, our Internet website, at the tab “Governance” under the section called “Governance Documents.” The Company intends to disclose future amendments to, or waivers from, certain provisions of its codes of conduct, if any, on the above website within five business days following the date of such amendment or waiver.

We intend to post all required disclosures concerning any amendments to or waivers from our Code of Business Conduct and Code of Ethics for Senior Executive Officer and Senior Financial Officers on our website. The Company does not intend to incorporate the contents of our website into this Annual Report on Form 10-K.

The Company has an Insider Trading Policy governing the purchase, sale and other dispositions of its securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and NASDAQ listing standards. The Insider Trading Policy is filed as Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2024 and is incorporated herein by reference.

CLARUS CORPORATION

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated and made part hereof by reference to the material appearing under the headings “Director Summary Compensation Table,” “Discussion of Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation Tables,” “Potential Payments Upon Termination or Change in Control” and “Pay Ratio Disclosure” in the Proxy Statement for the 2026 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated and made part hereof by reference to the material appearing under the headings “Beneficial Ownership of Company Common Stock By Directors, Officers and Principal Stockholders” in the Proxy Statement for the 2026 Annual Meeting of Stockholders. Information concerning the Company’s equity compensation plan is contained in Part II of this Form 10-K under the heading “Securities Authorized for Issuance Under Equity Compensation Plans.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated and made part hereof by reference to the material appearing under the headings “Certain Relationships and Related Transactions” and “Governance of the Company– Director Independence” in the Proxy Statement for the 2026 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Independent Registered Public Accounting Firm” in the Proxy Statement for the 2026 Annual Meeting of Stockholders.

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

3.5

Second Amended and Restated By-Laws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 6, 2024).

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

10.1

Employment Agreement, dated as of March 14, 2023, between Clarus Corporation and Warren B. Kanders (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2023, and incorporated herein by reference). +

10.2

Form of Amended and Restated Indemnification Agreement for Directors and Executive Officers of the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 9, 2024 and incorporated herein by reference).

10.3

Company’s 2015 Stock Incentive Plan (filed as Appendix A to the Company’s Proxy Statement, filed with the Securities and Exchange Commission on November 9, 2015 and incorporated herein by reference). +

10.4

Company’s Amended and Restated 2015 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on July 31, 2025 and incorporated herein by reference). +

10.5

Form of Stock Option Agreement for the Company’s Amended and Restated 2015 Stock Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on July 31, 2025 and incorporated herein by reference). +

CLARUS CORPORATION

Exhibit Number	Exhibit
10.6

Form of Restricted Stock Unit Award Agreement for the Company’s Amended and Restated 2015 Stock Incentive Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on July 31, 2025 and incorporated herein by reference). +

19.1

Clarus Corporation Policy on Insider Trading (filed as Exhibit 19.1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 7, 2024 and incorporated herein by reference).

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

CLARUS CORPORATION

Date: March 5, 2026	By: /s/ Michael J. Yates
Michael J. Yates
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Name	Title

/s/ Warren B. Kanders	Executive Chairman and Director (Principal Executive Officer)
Warren B. Kanders

/s/ Michael J. Yates	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Michael J. Yates

/s/ Nicholas Sokolow	Director
Nicholas Sokolow

/s/ Susan Ottmann	Director
Susan Ottmann

/s/ Roger Werner	Director
Roger Werner

/s/ Mark M. Besca	Director
Mark M. Besca