Form 10-Q
period 2026-03-31
Clarus Corp
filed 2026-05-07
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2026

or

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

As of April 30, 2026, there were 38,441,486 shares of common stock, par value $0.0001, outstanding.

CLARUS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash	$29,809	$36,691
Accounts receivable, less allowance for
credit losses of $1,200 and $1,121	48,368	44,839
Inventories	82,190	83,028
Prepaid and other current assets	5,000	5,457
Income tax receivable	1,511	1,407
Total current assets	166,878	171,422

Property and equipment, net	18,859	18,255
Other intangible assets, net	22,291	23,761
Indefinite-lived intangible assets	19,600	19,600
Deferred income taxes	55	55
Other long-term assets	15,581	15,935
Total assets	$243,264	$249,028

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$13,510	$15,907
Accrued liabilities	24,140	24,403
Income tax payable	334	179
Total current liabilities	37,984	40,489

Deferred income taxes	1,412	1,418
Other long-term liabilities	10,211	10,728
Total liabilities	49,607	52,635

Stockholders’ Equity
Preferred stock, $0.0001 par value per share; 5,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value per share; 100,000 shares authorized; 43,104 and 43,054 issued and 38,441 and 38,402 outstanding, respectively	4	4
Additional paid in capital	704,641	703,487
Accumulated deficit	(461,509)	(457,253)
Treasury stock, at cost	(33,188)	(33,156)
Accumulated other comprehensive loss	(16,291)	(16,689)
Total stockholders’ equity	193,657	196,393
Total liabilities and stockholders’ equity	$243,264	$249,028

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31, 2026	March 31, 2025

Sales
Domestic sales	$24,880	$24,809
International sales	37,058	35,624
Total sales	61,938	60,433

Cost of goods sold	39,175	39,639
Gross profit	22,763	20,794

Operating expenses
Selling, general and administrative	26,577	26,616
Restructuring charges	853	173
Transaction costs	22	142
Legal costs and regulatory matter expenses	1,379	625

Total operating expenses	28,831	27,556

Operating loss	(6,068)	(6,762)

Other income
Interest income, net	88	257
Other, net	2,908	459

Total other income, net	2,996	716

Loss before income tax	(3,072)	(6,046)
Income tax expense (benefit)	223	(802)
Net loss	(3,295)	(5,244)

Other comprehensive income, net of tax:
Foreign currency translation adjustment	398	1,717
Unrealized loss on hedging activities	-	(744)
Other comprehensive income	398	973
Comprehensive loss	$(2,897)	$(4,271)

Net loss per share:
Basic	$(0.09)	$(0.14)
Diluted	(0.09)	(0.14)

Weighted average shares outstanding:
Basic	38,408	38,366
Diluted	38,408	38,366

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash Flows From Operating Activities:
Net loss	$(3,295)	$(5,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	987	883
Amortization of other intangible assets	1,937	2,224
Accretion of notes payable	-	31
(Gain) loss on disposition of property and equipment	(28)	348
Noncash lease expense	882	906
Stock-based compensation	1,154	1,469
Deferred income taxes	(152)	(978)
Changes in operating assets and liabilities, net of dispositions:
Accounts receivable	(3,675)	1,121
Inventories	600	(4,203)
Prepaid and other assets	656	(746)
Accounts payable	(2,404)	3,662
Accrued liabilities	(872)	(1,165)
Income taxes	77	(381)
Net cash used in operating activities	(4,133)	(2,073)

Cash Flows From Investing Activities:
Proceeds from disposition of property and equipment	28	-
Purchases of property and equipment	(1,558)	(1,181)
Net cash used in investing activities	(1,530)	(1,181)

Cash Flows From Financing Activities:
Purchase of treasury stock	(32)	(42)
Cash dividends paid	(961)	(959)
Net cash used in financing activities	(993)	(1,001)

Effect of foreign exchange rates on cash and restricted cash	186	211

Change in cash and restricted cash	(6,470)	(4,044)
Cash and restricted cash, beginning of year	38,195	45,359
Cash and restricted cash, end of period	$31,725	$41,315

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$176	$449
Cash paid for interest	$-	$6
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Purchases of property and equipment incurred but not paid	$75	$386
Lease liabilities arising from obtaining right-of-use assets	$-	$372

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except per share amounts)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Loss	Equity

Balance, December 31, 2024	43,004	$4	$697,592	$(406,857)	(4,642)	$(33,114)	$(24,532)	$233,093
Net loss	-	-	-	(5,244)	-	-	-	(5,244)
Other comprehensive income	-	-	-	-	-	-	973	973
Cash dividends ($0.025 per share)	-	-	-	(959)	-	-	-	(959)
Purchase of treasury stock	-	-	-	-	(10)	(42)	-	(42)
Stock-based compensation expense	-	-	1,469	-	-	-	-	1,469
Proceeds from exercise of options	50	-	-	-	-	-	-	-
Balance, March 31, 2025	43,054	$4	$699,061	$(413,060)	(4,652)	$(33,156)	$(23,559)	$229,290

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Loss	Equity

Balance, December 31, 2025	43,054	$4	$703,487	$(457,253)	(4,652)	$(33,156)	$(16,689)	$196,393
Net loss	-	-	-	(3,295)	-	-	-	(3,295)
Other comprehensive income	-	-	-	-	-	-	398	398
Cash dividends ($0.025 per share)	-	-	-	(961)	-	-	-	(961)
Purchase of treasury stock	-	-	-	-	(11)	(32)	-	(32)
Stock-based compensation expense	-	-	1,154	-	-	-	-	1,154
Shares issued from restricted stock units	50	-	-	-	-	-	-	-
Balance, March 31, 2026	43,104	$4	$704,641	$(461,509)	(4,663)	$(33,188)	$(16,291)	$193,657

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and its subsidiaries (which may be collectively referred to as the “Company,” “Clarus,” “we,” “us” or “our”) as of March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026 and 2025, have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), instructions to the Quarterly Report on Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments, except as otherwise disclosed) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results for the three months ended March 31, 2026 are not necessarily indicative of the results to be obtained for the year ending December 31, 2026. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2026.

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

We determined that the sale of the PIEPS business does not represent a strategic shift that had or will have a major effect on the condensed consolidated statements of comprehensive loss, and therefore results were not classified as discontinued operations.

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

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Restricted Cash

Restricted cash primarily includes cash and highly liquid instruments that are used as collateral for certain lease agreements which will affect the amount of cash the Company has available for other uses. Restricted cash is recorded in Other long-term assets on the condensed consolidated balance sheets. The following table provides a reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets to the condensed consolidated statements of cash flows as of March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
Cash	$29,809	$36,691
Restricted cash included in Other long-term assets	1,916	1,504
Total cash and restricted cash shown in the statements of cash flows	$31,725	$38,195

Recent Accounting Pronouncements

Accounting Pronouncements issued and not yet adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires a public entity to disclose, in the notes to the financial statements, specified information about certain costs and expenses on an annual and interim basis. The guidance will require all entities to disclose the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. The guidance also requires disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, as well as disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. All entities are required to apply the guidance prospectively, with the option to apply it retrospectively. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the enhanced disclosure requirements, however, it does not anticipate a material change to the consolidated financial statements.

NOTE 2. INVENTORIES

Inventories, as of March 31, 2026 and December 31, 2025, were as follows:

	March 31, 2026	December 31, 2025
Finished goods	$78,430	$79,584
Work-in-process	146	338
Raw materials and supplies	3,614	3,106
	$82,190	$83,028

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment, net, as of March 31, 2026 and December 31, 2025, were as follows:

	March 31, 2026	December 31, 2025

Land	$2,850	$2,850
Building and improvements	7,997	8,356
Furniture and fixtures	5,144	5,194
Computer hardware and software	9,309	8,278
Machinery and equipment	16,496	16,246
Construction in progress	1,718	968
	43,514	41,892
Less accumulated depreciation	(24,655)	(23,637)
	$18,859	$18,255

Depreciation expense for the three months ended March 31, 2026 and 2025 was $987 and $883, respectively.

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill by segment as of March 31, 2026 and December 31, 2025 was as follows:

	Outdoor	Adventure	Total

Gross value of goodwill	$29,507	$96,966	$126,473
Accumulated goodwill impairments adjusted for impact of foreign currency exchange rates	(29,507)	(96,966)	(126,473)
	$-	$-	$-

Indefinite-Lived Intangible Assets

Trademarks classified as indefinite-lived intangible assets of $19,600 as of March 31, 2026 and December 31, 2025 were all related to the Black Diamond brand.

Other Intangible Assets, net

The following table summarizes the changes in gross other intangible assets:

Gross balance at December 31, 2025	$77,740

Impact of foreign currency exchange rates	1,306

Gross balance at March 31, 2026	$79,046

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Other intangible assets, net of amortization as of March 31, 2026 and December 31, 2025, were as follows:

	March 31, 2026
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life
Intangibles subject to amortization
Customer relationships	$60,117	$(43,388)	$16,729	13.7 years
Product technologies	16,289	(12,562)	3,727	9.3 years
Tradenames	2,408	(743)	1,665	9.7 years
Non-compete agreements	232	(62)	170	5.0 years
	$79,046	$(56,755)	$22,291	12.6 years

	December 31, 2025
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life

Customer relationships	$59,197	$(41,439)	$17,758	13.7 years
Product technologies	15,943	(11,862)	4,081	9.3 years
Tradenames	2,368	(628)	1,740	9.6 years
Core technologies	232	(50)	182	5.0 years
	$77,740	$(53,979)	$23,761	12.6 years

Amortization expense for the three months ended March 31, 2026 and 2025, was $1,937 and $2,224, respectively. Future amortization expense for other intangible assets as of March 31, 2026 is as follows:

Years Ending December 31,	Amortization Expense
2026 (excluding the three months ended March 31, 2026)	$5,125
2027	5,066
2028	3,562
2029	2,680
2030	1,938
2031	1,391
Thereafter	2,529
$22,291

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 5. ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Accrued liabilities as of March 31, 2026 and December 31, 2025, were as follows:

	March 31, 2026	December 31, 2025

Accrued payroll and related items	$3,099	$2,837
Accrued bonus	1,021	2,005
Designated forward exchange contracts	-	358
Accrued warranty	1,377	1,480
Current lease liabilities	2,710	3,021
Accrued commissions	794	576
Sales returns and rebates	2,826	3,300
Contingent consideration liabilities	254	254
Accrued CPSC regulatory matter	2,500	2,500
Accrued legal expenses	1,401	1,183
Restructuring liabilities	344	407
Other	7,814	6,482
	$24,140	$24,403

Other long-term liabilities as of March 31, 2026 and December 31, 2025, were as follows:

	March 31, 2026	December 31, 2025

Long-term lease liabilities	$8,725	$9,266
Other	1,486	1,462
	$10,211	$10,728

NOTE 6. DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s primary exchange rate risk management objective was to attempt to mitigate the uncertainty of anticipated cash flows attributable to changes in foreign currency exchange rates. The Company primarily focused on mitigating changes in cash flows resulting from sales denominated in currencies other than the U.S. dollar. The Company managed this risk primarily by using currency forward and option contracts. If the anticipated transactions were deemed probable, the resulting relationships were formally designated as cash flow hedges. The Company accounted for these contracts as cash flow hedges and tested effectiveness by determining whether changes in the expected cash flow of the derivative offset, within a range, changes in the expected cash flow of the hedged item. The Company maintained no derivative contracts as of March 31, 2026.

The Company held the following contracts designated as hedging instruments as of December 31, 2025:

December 31, 2025
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	$1,208	February 2026
Foreign exchange contracts - Euros	€ 3,134	February 2026

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive loss and reclassified to sales in the period the underlying hedged transaction is recognized in earnings. Gains of $0 and $76 were reclassified to sales during the three months ended March 31, 2026 and 2025, respectively.

The following table presents the balance sheet classification and fair value of derivative instruments as of December 31, 2025:

	Classification	December 31, 2025

Derivative instruments in liability positions:
Designated forward exchange contracts	Accrued liabilities	$358

NOTE 7. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss (“AOCI”) primarily consists of foreign currency translation adjustments and changes in our forward foreign exchange contracts. The following table sets forth the changes in AOCI, net of tax, for the three months ended March 31, 2026:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2025	$(16,686)	$(3)	$(16,689)
Current period other comprehensive income	398	-	398
Balance as of March 31, 2026	$(16,288)	$(3)	$(16,291)

The following table sets forth the changes in AOCI, net of tax, for the three months ended March 31, 2025:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2024	$(24,858)	$326	$(24,532)
Other comprehensive income (loss) before reclassifications	1,717	(687)	1,030
Amounts reclassified from other comprehensive income (loss)	-	(57)	(57)
Net current period other comprehensive income (loss)	1,717	(744)	973
Balance as of March 31, 2025	$(23,141)	$(418)	$(23,559)

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

There were no unrealized gains on cash flow hedges for foreign exchange contracts for the three months ended March 31, 2026. The effects on net income of amounts reclassified from unrealized gains on cash flow hedges for foreign exchange contracts for the three months ended March 31, 2025, were as follows:

Gains reclassified from AOCI to the Consolidated Statements of Comprehensive Loss
Affected line item in the Consolidated	Three Months Ended
Statements of Comprehensive Loss	March 31, 2025
Foreign exchange contracts:
Sales	$76
Less: Income tax expense	19
Amount reclassified, net of tax	$57

Total reclassifications from AOCI	$57

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

Items Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026
	Level 1	Level 2	Level 3	Total

Liabilities
Contingent consideration liabilities	$-	$-	$254	$254
	$-	$-	$254	$254

	December 31, 2025
	Level 1	Level 2	Level 3	Total

Liabilities
Designated forward exchange contracts	$-	$358	$-	$358
Contingent consideration liabilities	-	-	254	254
	$-	$358	$254	$612

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Derivative financial instruments are recorded at fair value based on current market pricing models.

Pursuant to the purchase of RockyMounts during the year ended December 31, 2024, the purchase price paid for the RockyMounts assets included the payment of additional contingent consideration of up to $2,000 in cash if certain net sales thresholds are met for the years ending December 31, 2025 and December 31, 2026, respectively. The Company estimated the initial fair value of the contingent consideration liabilities primarily using the Monte-Carlo pricing model. Significant unobservable inputs used in the valuation of contingent consideration liabilities related to the acquisition of RockyMounts included a discount rate of 13.0%. Contingent consideration liabilities are subsequently remeasured at the estimated fair value at the end of each reporting period using financial projections of the acquired company, such as sales-based milestones and estimated probabilities of achievement, with the change in fair value recognized in contingent consideration benefit in the accompanying consolidated statements of comprehensive loss for such period. We measure the initial liability and remeasure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements.

The following table summarizes the changes in contingent consideration liabilities:

RockyMounts

Balance at December 31, 2025	$254

Fair value adjustments	-

Balance at March 31, 2026	$254

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

NOTE 9. STOCKHOLDERS’ EQUITY

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis. The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. On May 6, 2026, the Company announced that its Board of Directors approved the payment on May 27, 2026 of the Quarterly Cash Dividend of $0.025 to the record holders of shares of the Company’s common stock as of the close of business on May 18, 2026.

NOTE 10. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing earnings (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share is computed by dividing earnings (loss) by the total of the weighted average number of shares of common stock outstanding during each period, plus the effect of dilutive outstanding stock options and unvested restricted stock grants. Potentially dilutive securities are excluded from the computation of diluted earnings (loss) per share if their effect is anti-dilutive to net loss.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings (loss) per share:

	Three Months Ended
	March 31, 2026	March 31, 2025

Weighted average shares outstanding - basic	38,408	38,366
Effect of dilutive stock awards	-	-
Weighted average shares outstanding - diluted	38,408	38,366

Net loss per share:
Basic	$(0.09)	$(0.14)
Diluted	(0.09)	(0.14)

For the three months ended March 31, 2026 and 2025, equity awards of 4,533 and 4,265, respectively, were excluded from the calculation of earnings (loss) per share for these periods as they were anti-dilutive.

NOTE 11. STOCK-BASED COMPENSATION PLAN

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

During the three months ended March 31, 2026, the Company did not issue any stock options or restricted stock unit awards under the Amended and Restated 2015 Plan to directors and employees of the Company.

The total non-cash stock compensation expense related to grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted stock unit awards recorded by the Company for the three months ended March 31, 2026 and 2025 was $1,154 and $1,469, respectively. For the three months ended March 31, 2026 and 2025, the majority of stock-based compensation costs were classified as selling, general and administrative expenses.

As of March 31, 2026, there were 50 unvested stock options and unrecognized compensation cost of $56 related to unvested stock options, as well as 1,000 unvested restricted stock unit awards and unrecognized compensation costs of $250 related to unvested restricted stock unit awards.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 12. RESTRUCTURING

Starting in 2023, the Company began incurring expenses to facilitate long-term sustainable growth through cost reduction actions, consisting of employee reductions, facility rationalization and contract termination costs. During the three months ended March 31, 2026 and 2025, the Company incurred $853 and $173, respectively, of restructuring charges related to these actions. The Company has incurred $6,991 of cumulative restructuring charges since the commencement of our restructuring actions in 2023. The Company accrues for restructuring costs when they are probable and reasonably estimable. Restructuring costs include severance costs, exit costs, and other restructuring costs and are included in Restructuring charges in the condensed consolidated statements of comprehensive loss. Severance costs primarily consist of severance benefits through payroll continuation, conditional separation costs and employer tax liabilities, while exit costs primarily consist of lease exit and contract termination costs. Other costs consist primarily of costs related to the discontinuance of certain product lines and are distinguishable and directly attributable to the Company’s restructuring initiative and not a result of external market factors associated with the ongoing business. We estimate that we will incur additional employee-related and facility exit restructuring costs in 2026; however, the Company cannot estimate the total amount expected to be incurred at this time as cost reduction actions continue to be evaluated. The Company currently anticipates completing these restructuring activities in 2026; however, the timing and scope of these actions may change, and additional actions may be taken, depending on business conditions and other factors.

The following table summarizes the restructuring charges, payments and the remaining liabilities related to restructuring costs at March 31, 2026, which are included within accrued liabilities in the condensed consolidated balance sheets:

	Outdoor	Adventure	Corporate	Total
Balance at December 31, 2025	$407	$-	$-	$407
Charges to expense:
Employee termination benefits	473	60	-	533
Exit costs	320	-	-	320
Total restructuring charges	$793	$60	$-	$853
Cash payments and non-cash charges:
Cash payments	(856)	(60)	-	(916)
Balance at March 31, 2026	$344	$-	$-	$344

NOTE 13. COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

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

On January 23, 2025, in connection with a criminal investigation, the Company and BDEL were each served with grand jury subpoenas from the United States Department of Justice requiring the production of documents relating to avalanche transmitters distributed by BDEL. The Company and BDEL are cooperating with the investigation and have produced all relevant documents. The DOJ has sent letters to Mr. Walbrecht and Rick Vance (BDEL’s former Director of Quality) advising them that they are targets in its investigation of possible criminal conduct. The DOJ has since served two subpoenas upon a current and former employee of BDEL for grand jury testimony, as well as grand jury subpoenas for documents to an advisory entity and to the Company’s former public relations firm and asked to speak with the successor to Mr. Vance’s position. The Company’s Board of Directors has approved indemnity and payment of legal fees for current and former employees subpoenaed by the DOJ, in the same manner and subject to the same conditions described above for Mr. Walbrecht.

On March 13, 2025, the Company received a letter from the CPSC requesting various categories of documents and information in connection with an investigation into whether BDEL sold products that were subject to a recall. The Company has cooperated with that investigation, substantially completed document production, and delivered a narrative explanatory letter to the CPSC on June 18, 2025. On January 28, 2026, the CPSC closed its investigation into this specific matter without taking further action.

Based on currently available information, the Company believes an unfavorable outcome with the CPSC is probable, however, we cannot reasonably estimate on what terms this matter will be resolved with the CPSC or the U.S. Department of Justice. During the year ended December 31, 2024, the Company recorded a liability of $2,500 representing the low end of the range of our estimated exposure. The Company does not have a better estimate of the loss; therefore the low-end of the range was recorded as an accrued liability during the first quarter of 2024 and a corresponding expense was included in legal costs and regulatory matter expenses in the consolidated statements of comprehensive loss.

We believe it is reasonably possible that a change in our ability to estimate the amount of loss could occur in the near term and that the change in the estimate could be material. In addition, as this matter is ongoing, the Company is currently unable to predict its duration, resources required or outcome, or the impact it may have on the Company’s liquidity, financial condition, results of operations and/or cash flows. Any penalties imposed by the CPSC or other regulators could be costly to us and could damage our business and reputation as well as have a material adverse effect on the Company’s liquidity, stock price, consolidated financial position, results of operations and/or cash flows. During the three months ended March 31, 2026 and 2025, the Company incurred legal expenses of $802 and $578, respectively, in efforts to resolve this matter. These legal expenses are included in legal costs and regulatory matter expenses in the consolidated statements of comprehensive loss.

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

On March 14, 2025, the Court issued an Opinion and Order granting the defendants’ motion for summary judgment on the ground that they qualified for the market making exemption under Section 16(d) of the Exchange Act. On April 11, 2025, the Company filed a timely Notice of Appeal and the appeal was argued before the United States Court of Appeals for the Second Circuit on February 12, 2026. The Court of Appeals has invited the Securities and Exchange Commission (“SEC”)

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

to submit an amicus curiae brief, but the SEC declined to do so. We are currently waiting for the Court of Appeals to issue its decision.

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

On April 11, 2026, the stockholder’s attorney whose case was dismissed filed a lawsuit against the Company in the New York State Supreme Court seeking legal fees for his role in bringing an action against Caption. The Company intends to defend that action and argue that any fees he may recover are limited to services performed prior to the Company’s direct action against Caption.

During the three months ended March 31, 2026 and 2025, the Company incurred legal expenses of $577 and $47, respectively, in the efforts to bring the cases against HAP Trading and Caption Management to trial. These legal expenses are included in legal costs and regulatory matter expenses in the consolidated statements of comprehensive loss.

NOTE 14. INCOME TAXES

The Company’s U.S. federal statutory tax rate is 21% and its foreign operations have statutory tax rates of approximately 23% in Austria, 28% in New Zealand, and 30% in Australia.

The difference between the Company’s estimated effective tax rate of -7.3% for the three months ended March 31, 2026, and the U.S. federal statutory tax rate of 21% was primarily due to the impact of jurisdictional losses in the U.S. and Australia that presently do not provide future tax benefit.

As of December 31, 2025, the Company’s gross deferred tax asset was $40,300. The Company has recorded a valuation allowance of $29,315, resulting in a net deferred tax asset of $10,985, before deferred tax liabilities of $12,348. As of March 31, 2026 and December 31, 2025, the Company has provided a full valuation allowance against all of the U.S. deferred tax assets because the ultimate realization of those assets did not meet the more-likely-than-not criteria. Part of the Company’s deferred tax assets consist of net operating loss carryforwards (“NOLs”) for federal tax purposes. If a change in control were to occur, these could be limited under Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended.

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

As of December 31, 2025, the Company had NOLs and research and experimentation credit for U.S. federal income tax purposes of $41,209 and $5,709, respectively. All federal NOLs will have an indefinite carryforward period. Federal research and experimentation credits have a limited carryforward period and will begin to expire in tax year 2033. In accordance with Section 382 and Section 383 of the Internal Revenue Code of 1986 (“Code”), utilization of the NOL and tax credit carryforwards may subject to limitations based on prior or future ownership changes.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Financial information for our segments, as well as revenue by geography, which the Company believes provides a meaningful depiction how the nature, timing and uncertainty of revenue are affected by economic factors, is as follows:

	Three Months Ended March 31, 2026
	Outdoor	Adventure	Total
Sales
Domestic sales	$21,573	$3,307	$24,880
International sales	23,299	13,759	37,058
Total sales	44,872	17,066	61,938
Cost of goods sold	28,726	10,449
Selling, general and administrative	14,769	8,394
Restructuring charges	793	60
Legal costs and regulatory matter expenses	802	-
Segment operating loss	$(218)	$(1,837)	$(2,055)
Corporate costs			(4,013)
Interest income, net			88
Other, net			2,908
Loss before income tax			$(3,072)

	Three Months Ended March 31, 2025
	Outdoor	Adventure	Total
Sales
Domestic sales	$20,694	$4,115	$24,809
International sales	23,629	11,995	35,624
Total sales	44,323	16,110	60,433
Cost of goods sold	29,354	10,165
Inventory fair value of purchase accounting	-	120
Selling, general and administrative	14,026	8,839
Restructuring charges	173	-
Transaction costs	70	40
Legal costs and regulatory matter expenses	578	-
Segment operating income (loss)	$122	$(3,054)	$(2,932)
Corporate costs			(3,830)
Interest income, net			257
Other, net			459
Loss before income tax			$(6,046)

There were no intercompany sales between the Outdoor and Adventure segments for the periods presented.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Total assets by segment, as of March 31, 2026 and December 31, 2025, were as follows:

	March 31, 2026	December 31, 2025

Outdoor	$139,142	$145,902
Adventure	83,912	84,086
Corporate	20,210	19,040
	$243,264	$249,028

Capital expenditures, depreciation and amortization by segment is as follows.

	Three Months Ended
	March 31, 2026	March 31, 2025
Capital expenditures:
Outdoor	$1,490	$1,143
Adventure	68	38
Total capital expenditures	$1,558	$1,181
Depreciation:
Outdoor	$635	$506
Adventure	289	377
Corporate	63	-
Total depreciation	$987	$883
Amortization:
Outdoor	$222	$283
Adventure	1,715	1,941
Total amortization	$1,937	$2,224

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

Potential risks and uncertainties that could cause the actual results of operations or financial condition of the Company to differ materially from those expressed or implied by forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, the overall level of consumer demand for our products; the highly competitive nature of our markets and the potential for rapid or significant changes in consumer preferences; general economic conditions and other factors affecting consumer confidence, preferences, and behavior; the potential impact of the uncertain macroeconomic environment on our financial results, including, but not limited to, the effects of sustained global inflationary pressures and interest rates, potential economic slowdowns or recessions, trade restrictions and regulatory changes, and global supply chain disruptions; the effect of inflation on our business, including any future pricing actions taken in an effort to mitigate the effects of inflation and potential impacts on our revenue, operating margins and net income; disruption and volatility in the global currency, capital and credit markets; the impact of changes in tariffs, tax laws, global trade policies as well as instability and volatility in global markets; the financial strength of retail economies and the Company’s customers; the Company’s ability to implement its business strategy; our ability to accurately forecast demand and manage inventory levels, including the risk of excess or obsolete inventory, increased discounting, or lost sales; the Company’s ability to execute and integrate acquisitions, as well as to complete dispositions and effectively manage the associated separation and transition risks, including those related to the recent sale of PIEPS; the Company’s exposure to product liability or product warranty claims and other loss contingencies, including, without limitation, recalls and liability claims relating to certain avalanche beacon transceivers distributed by BDEL; disruptions and other impacts to the Company’s business, as a result of an outbreak of disease or similar public health threat, and government actions and restrictive measures implemented in response; stability of the Company’s manufacturing facilities and suppliers, as well as consumer demand for our products, in light of disease epidemics and health-related concerns; disruptions in our supply chain, third-party logistics providers, or distribution facilities; the impact that global climate change trends may have on the Company and its suppliers and customers, increased focus on sustainability issues as a result of global climate change; regulatory or market responses to global climate change; compliance costs and potential liabilities related to environmental requirements, including those associated with Per- and Polyfluoroalkyl Substances (PFAS); the Company’s ability to protect patents, trademarks and other intellectual property rights; any breaches of, or interruptions in, our information systems; the ability of our information technology systems or information security systems to operate effectively, including as a result of security breaches, viruses, hackers, malware, natural disasters, vendor business interruptions or other causes; our ability to properly maintain, protect, repair or upgrade our information technology systems or information security systems, or problems arising in connection with our transition to upgraded or replacement systems; the impact of adverse publicity about the Company and/or its brands and products, including without limitation, through social media or in connection with brand damaging events and/or public perception; the potential impact of the Consumer Product Safety Commission’s and the U.S. Department of Justice’s investigations related to BDEL’s reporting obligations under the Consumer Product Safety Act in connection with BDEL’s recall of certain models of its avalanche transceivers on our business, results of operations, and financial condition; fluctuations in the price, availability and quality of raw materials and contracted products as well as foreign currency fluctuations; ongoing disruptions and delays in the shipping and transportation of our products due to port congestion, container ship availability and/or other logistical challenges; the impact of political unrest, natural disasters or other crises, terrorist acts, acts of war and/or military operations; our ability to utilize our net operating loss carryforwards; changes in tax laws and liabilities, tariffs, legal, regulatory, political and

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

economic risks; the Company’s ability to maintain a quarterly dividend; our ability to obtain additional capital and funding on acceptable terms to meet our financial obligations as well as to support our business operations and growth initiatives; any material differences in the actual financial results of the Company’s past and future acquisitions and dispositions, including the impact of such transactions and any related recognition of impairment or other charges, such as the recent impairments recognized in the Outdoor and Adventure segments and the potential that we may be required to take additional write-downs or write-offs, restructuring charges, impairment charges, or other charges in the future, on the Company’s future earnings per share; the Company’s review of strategic alternatives, including the timing and outcome of the review, whether the review results in any transaction or other strategic outcome, and the potential impact of the review on the Company’s business and operations; and other risks and uncertainties set forth in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, which are incorporated herein by reference. More information on potential factors that could affect the Company’s financial results is included from time to time in the Company’s public reports filed with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to the Company as of the date of this Quarterly Report on Form 10-Q, and speak only as of the date hereof. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

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

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis. The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. On May 6, 2026, the Company announced that its Board of Directors approved the payment on May 27, 2026 of the Quarterly Cash Dividend of $0.025 to the record holders of shares of the Company’s common stock as of the close of business on May 18, 2026.

Restructuring

Starting in 2023, the Company began incurring expenses to facilitate long-term sustainable growth through cost reduction actions, consisting of employee reductions, facility rationalization and contract termination costs. During the three months ended March 31, 2026 and 2025, the Company incurred $853 and $173, respectively, of restructuring charges related to these actions. The Company has incurred $6,991 of cumulative restructuring charges since the commencement of our restructuring actions in 2023. The Company accrues for restructuring costs when they are probable and reasonably estimable. Restructuring costs include severance costs, exit costs, and other restructuring costs and are included in Restructuring charges in the condensed consolidated statements of comprehensive loss. Severance costs primarily consist of severance benefits through payroll continuation, conditional separation costs and employer tax liabilities, while exit costs primarily consist of lease exit and contract termination costs. Other costs consist primarily of costs related to the discontinuance of certain product lines and are distinguishable and directly attributable to the Company’s restructuring initiative and not a result of external market factors associated with the ongoing business. We estimate that we will incur additional employee-related and facility exit restructuring costs in 2026; however, the Company cannot estimate the total amount expected to be incurred at this time as cost reduction actions continue to be evaluated. The Company currently anticipates completing these restructuring activities in 2026; however, the timing and scope of these actions may change, and additional actions may be taken, depending on business conditions and other factors.

Critical Accounting Policies and Use of Estimates

Management’s discussion of our financial condition and results of operations is based on the consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting periods. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in our Annual Report on Form 10-K for the year ended December 31, 2025. We base our estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

There have been no significant changes to our critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 to our condensed consolidated financial statements.

Results of Operations

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

The following presents a discussion of operations for the three months ended March 31, 2026, compared with the three months ended March 31, 2025.

	Three Months Ended
	March 31, 2026	March 31, 2025

Sales
Domestic sales	$24,880	$24,809
International sales	37,058	35,624
Total sales	61,938	60,433

Cost of goods sold	39,175	39,639
Gross profit	22,763	20,794

Operating expenses
Selling, general and administrative	26,577	26,616
Restructuring charges	853	173
Transaction costs	22	142
Legal costs and regulatory matter expenses	1,379	625

Total operating expenses	28,831	27,556

Operating loss	(6,068)	(6,762)

Other income
Interest income, net	88	257
Other, net	2,908	459

Total other income, net	2,996	716

Loss before income tax	(3,072)	(6,046)
Income tax expense (benefit)	223	(802)
Net loss	$(3,295)	$(5,244)

Sales

Total sales increased $1,505, or 2.5%, to $61,938 during the three months ended March 31, 2026, compared to total sales of $60,433 during the three months ended March 31, 2025. The increase in sales was attributable to an increase in sales at the Adventure and Outdoor segments of $956 and $549, respectively.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Sales in the Outdoor segment increased by $1,646 due to foreign exchange impact from the weakening of the U.S. dollar primarily against the euro during the three months ended March 31, 2026, compared to the prior period. Sales in the Adventure segment increased by $1,249 due to foreign exchange impact from the weakening of the U.S. dollar against the Australian dollar during the three months ended March 31, 2026, compared to the prior period.

Sales in the Adventure segment increased due to a favorable wholesale market in Australia for Rhino-Rack and MAXTRAX, partially offset by decreases in North America. Sales in the Outdoor segment increased due to increases in global wholesale revenue of $2,936 and independent global distributor revenue of $286, partially offset by lower PIEPS revenue of $1,767 due to the sale of PIEPS in July 2025 and lower global direct-to-consumer revenue of $905, compared to the prior period.

Domestic sales increased $71, or 0.3%, to $24,880 during the three months ended March 31, 2026, compared to domestic sales of $24,809 during the three months ended March 31, 2025. The increase in sales was attributable to an increase in sales at the Outdoor segment of $879, partially offset by a decrease in sales at the Adventure segment of $808.

International sales increased $1,434, or 4.0%, to $37,058 during the three months ended March 31, 2026, compared to international sales of $35,624 during the three months ended March 31, 2025. The increase in sales was attributable to an increase in sales at the Adventure segment of $1,764, partially offset by a decrease in sales at the Outdoor segment of $330.

Cost of Goods Sold

Cost of goods sold decreased $464, or 1.2%, to $39,175 during the three months ended March 31, 2026, compared to cost of goods sold of $39,639 during the three months ended March 31, 2025.

Gross Profit

Gross profit increased $1,969, or 9.5%, to $22,763 during the three months ended March 31, 2026, compared to gross profit of $20,794 during the three months ended March 31, 2025. Gross margin was 36.8% during the three months ended March 31, 2026, compared to a gross margin of 34.4% during the three months ended March 31, 2025. Gross margin during the three months ended March 31, 2026, increased compared to the prior year as a result of higher volumes and a favorable product mix at both the Adventure and Outdoor segments. The volume increases at the Outdoor segment were partially offset by lower volumes due to the sale of PIEPS in July 2025.

Selling, General and Administrative

Selling, general, and administrative expenses decreased $39, or 0.1%, to $26,577 during the three months ended March 31, 2026, compared to selling, general and administrative expenses of $26,616 during the three months ended March 31, 2025. Selling, general and administrative expenses at the Adventure segment decreased by $445 primarily as a result of lower marketing, depreciation, amortization, and employee-related costs. Additionally, Corporate costs decreased by $337 due to lower outside service and employee-related costs. These decreases were partially offset by increases at the Outdoor segment of $743 primarily as a result of higher outside service, depreciation, and employee-related costs, partially offset by lower costs from PIEPS due to the sale in July 2025, and lower amortization expense.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Restructuring Charges

Restructuring charges were $853 during the three months ended March 31, 2026, compared to restructuring charges of $173 during the three months ended March 31, 2025. The restructuring charges incurred during the three months ended March 31, 2026, relate to benefits provided to employees who were terminated due to the Company’s reduction-in-force as part of its continued realignment of resources within the organization of $533 and athlete sponsorship contract termination costs of $320.

Transaction Costs

Transaction costs decreased to $22 during the three months ended March 31, 2026, compared to transaction costs of $142 during the three months ended March 31, 2025, which consisted of expenses related to the Company’s various acquisition and disposal efforts.

Legal Costs and Regulatory Matter Expenses

Legal costs and regulatory matter expenses increased to $1,379 during the three months ended March 31, 2026, compared to legal costs and regulatory matter expenses of $625 during the three months ended March 31, 2025, which consisted of expenses related to the Company’s specific legal matters. See Note 13 to our condensed consolidated financial statements for financial information regarding specific legal matters.

Interest Income, net

Interest income, net decreased to $88 during the three months ended March 31, 2026, compared to interest income, net of $257 during the three months ended March 31, 2025. The decrease in interest income recognized during the three months ended March 31, 2026, was due to lower interest rates on lower cash balances, compared to the prior period.

Other, net

Other, net, changed by $2,449, or 533.6%, to $2,908 during the three months ended March 31, 2026, compared to other, net of $459 during the three months ended March 31, 2025. The change in other, net, was primarily attributable to miscellaneous gains related to the Company’s various legal matters and gains in mark-to-market adjustments on non-hedged foreign currency contracts. The change was partially offset by a decrease in remeasurement gains recognized on the Company’s foreign denominated accounts receivable and accounts payable during the three months ended March 31, 2026.

Income Taxes

Income tax expense (benefit) changed by $1,025, or 127.8%, to an expense of $223 during the three months ended March 31, 2026, compared to a benefit of $802 during the same period in 2025. Our effective income tax rate was -7.3% for the three months ended March 31, 2026, and differed compared to the statutory tax rates primarily due to the impact of jurisdictional losses in the U.S. and Australia that presently do not provide future tax benefit. For the three months ended March 31, 2025, our effective income tax rate was a benefit of 13.3% and differed compared to the statutory tax rates primarily due to the impact of valuation allowance, stock compensation, and research and experimentation expenditures and credits.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Liquidity and Capital Resources

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

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

At March 31, 2026, we had total cash and restricted cash of $31,725, compared to total cash and restricted cash of $38,195 at December 31, 2025. At March 31, 2026, the Company had $10,866 of the $31,725 in cash and restricted cash held by foreign entities, of which $9,475 is considered permanently reinvested.

The following presents a discussion of cash flows for the condensed consolidated three months ended March 31, 2026 compared with the condensed consolidated three months ended March 31, 2025.

	Three Months Ended
	March 31, 2026	March 31, 2025

Net cash used in operating activities	$(4,133)	$(2,073)
Net cash used in investing activities	(1,530)	(1,181)
Net cash used in financing activities	(993)	(1,001)
Effect of foreign exchange rates on cash and restricted cash	186	211
Change in cash and restricted cash	(6,470)	(4,044)
Cash and restricted cash, beginning of year	38,195	45,359
Cash and restricted cash, end of period	$31,725	$41,315

Net Cash From Operating Activities

Net cash used in operating activities was $4,133 during the three months ended March 31, 2026, compared to net cash used in operating activities of $2,073 during the three months ended March 31, 2025. The change in net cash used in operating activities during 2026 is primarily due to an increase in cash outflows related to working capital compared to the same period in 2025. These impacts were partially offset by a decrease in net loss and an increase in deferred income taxes compared to the same period in 2025.

Free cash flow, defined as net cash used in operating activities less capital expenditures, of $5,691 was used during the three months ended March 31, 2026 compared to $3,254 used during the same period in 2025. The Company believes that the non-GAAP measure, free cash flow, provides an understanding of the capital required by the Company to expand its asset base. A reconciliation of free cash flows to the nearest comparable GAAP financial measure is set forth below:

	Three Months Ended
	March 31, 2026	March 31, 2025

Net cash used in operating activities	$(4,133)	$(2,073)
Purchase of property and equipment	(1,558)	(1,181)
Free cash flow	$(5,691)	$(3,254)

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Net Cash From Investing Activities

Net cash used in investing activities was $1,530 during the three months ended March 31, 2026, compared to net cash used in investing activities of $1,181 during the three months ended March 31, 2025. The change in cash used in investing activities during the three months ended March 31, 2026 is primarily due to an increase in purchases of property and equipment compared to the same period in 2025.

Net Cash From Financing Activities

Net cash used in financing activities was $993 during the three months ended March 31, 2026, compared to net cash used in financing activities of $1,001 during the three months ended March 31, 2025. The change in net cash used in financing activities during the three months ended March 31, 2026 is primarily due to a decrease in purchases of treasury stock compared to the same period in 2025.

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

Credit Agreement

As of March 31, 2026, the Company maintained no credit facilities.

Off-Balance Sheet Arrangements

We do not engage in any transactions or have relationships or other arrangements with unconsolidated entities. These include special purpose and similar entities or other off-balance sheet arrangements. We also do not engage in energy, weather or other commodity-based contracts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been any material change in the market risk disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2025.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2026. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Executive Chairman and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2026, were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d).

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

CLARUS CORPORATION

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

On January 23, 2025, in connection with a criminal investigation, the Company and BDEL were each served with grand jury subpoenas from the United States Department of Justice requiring the production of documents relating to avalanche transmitters distributed by BDEL. The Company and BDEL are cooperating with the investigation and have produced all relevant documents. The DOJ has sent letters to Mr. Walbrecht and Rick Vance (BDEL’s former Director of Quality) advising them that they are targets in its investigation of possible criminal conduct. The DOJ has since served two subpoenas upon a current and former employee of BDEL for grand jury testimony, as well as grand jury subpoenas for documents to an advisory entity and to the Company’s former public relations firm and asked to speak with the successor to Mr. Vance’s position. The Company’s Board of Directors has approved indemnity and payment of legal fees for current and former employees subpoenaed by the DOJ, in the same manner and subject to the same conditions described above for Mr. Walbrecht.

On March 13, 2025, the Company received a letter from the CPSC requesting various categories of documents and information in connection with an investigation into whether BDEL sold products that were subject to a recall. The

CLARUS CORPORATION

Company has cooperated with that investigation, substantially completed document production, and delivered a narrative explanatory letter to the CPSC on June 18, 2025. On January 28, 2026, the CPSC closed its investigation into this specific matter without taking further action.

Based on currently available information, the Company believes an unfavorable outcome with the CPSC is probable, however, we cannot reasonably estimate on what terms this matter will be resolved with the CPSC or the U.S. Department of Justice. During the year ended December 31, 2024, the Company recorded a liability of $2,500,000 representing the low end of the range of our estimated exposure. The Company does not have a better estimate of the loss; therefore the low-end of the range was recorded as an accrued liability during the first quarter of 2024 and a corresponding expense was included in legal costs and regulatory matter expenses in the consolidated statements of comprehensive loss. Any penalties imposed by the CPSC or other regulators, could be costly to us and could damage our business and reputation as well as have a material adverse effect on the Company’s liquidity, stock price, consolidated financial position, results of operations and/or cash flows.

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

On March 14, 2025, the Court issued an Opinion and Order granting the defendants’ motion for summary judgment on the ground that they qualified for the market making exemption under Section 16(d) of the Exchange Act. On April 11, 2025, the Company filed a timely Notice of Appeal and the appeal was argued before the United States Court of Appeals for the Second Circuit on February 12, 2026. The Court of Appeals has invited the Securities and Exchange Commission (“SEC”) to submit an amicus curiae brief, but the SEC declined to do so. We are currently waiting for the Court of Appeals to issue its decision.

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

On April 11, 2026, the stockholder’s attorney whose case was dismissed filed a lawsuit against the Company in the New York State Supreme Court seeking legal fees for his role in bringing an action against Caption. The Company intends to defend that action and argue that any fees he may recover are limited to services performed prior to the Company’s direct action against Caption.

CLARUS CORPORATION

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Our review of strategic alternatives may not result in any transaction or other strategic outcome and could adversely affect our business, results of operations and stock price.

We have announced that our Board of Directors has initiated a review of strategic alternatives to enhance shareholder value. There can be no assurance that this review will result in any transaction or other strategic outcome, or as to the timing, terms, structure or completion of any such transaction or outcome. The review process may involve significant costs, divert management’s attention, disrupt our business and operations, and create uncertainty for our employees, customers, suppliers and other business partners. In addition, any potential transaction or other strategic outcome may be subject to risks and uncertainties, including market conditions, financing availability, regulatory approvals, third-party consents and the negotiation and execution of definitive agreements. We may determine to suspend or terminate the review process at any time, and we do not intend to provide updates regarding the review unless and until our Board of Directors approves a specific transaction or other strategic outcome, or otherwise determines that disclosure is appropriate or required. If the review does not result in a transaction or other strategic outcome, or if any transaction or outcome is delayed, not completed or viewed unfavorably, our business, financial condition, results of operations and stock price could be adversely affected.

ITEM 5. OTHER INFORMATION

During the three month period ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, nor did the Company during such fiscal quarter adopt or terminate any “Rule 10b5-1 trading arrangement”.

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

CLARUS CORPORATION
Date: May 7, 2026	By:	/s/ Warren B. Kanders
	Name:	Warren B. Kanders
	Title:	Executive Chairman
(Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Michael J. Yates
	Name:	Michael J. Yates
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)