Form 10-Q
period 2026-06-30
Clarus Corp
filed 2026-08-06
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2026

or

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

As of July 30, 2026, there were 38,288,155 shares of common stock, par value $0.0001, outstanding.

CLARUS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash	$28,925	$36,691
Accounts receivable, less allowance for
credit losses of $1,269 and $1,121	43,119	44,839
Inventories	92,008	83,028
Prepaid and other current assets	8,076	5,457
Income tax receivable	1,427	1,407
Total current assets	173,555	171,422

Property and equipment, net	18,867	18,255
Other intangible assets, net	21,565	23,761
Indefinite-lived intangible assets	19,600	19,600
Deferred income taxes	55	55
Other long-term assets	21,188	15,935
Total assets	$254,830	$249,028

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$17,861	$15,907
Accrued liabilities	20,843	24,403
Income tax payable	320	179
Total current liabilities	39,024	40,489

Deferred income taxes	1,301	1,418
Other long-term liabilities	16,433	10,728
Total liabilities	56,758	52,635

Stockholders’ Equity
Preferred stock, $0.0001 par value per share; 5,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value per share; 100,000 shares authorized; 43,104 and 43,054 issued and 38,288 and 38,402 outstanding, respectively	4	4
Additional paid in capital	704,909	703,487
Accumulated deficit	(457,756)	(457,253)
Treasury stock, at cost	(33,635)	(33,156)
Accumulated other comprehensive loss	(15,450)	(16,689)
Total stockholders’ equity	198,072	196,393
Total liabilities and stockholders’ equity	$254,830	$249,028

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	June 30, 2026	June 30, 2025

Sales
Domestic sales	$24,522	$24,724
International sales	31,634	30,523
Total sales	56,156	55,247

Cost of goods sold	28,684	35,567
Gross profit	27,472	19,680

Operating expenses
Selling, general and administrative	24,303	26,910
Restructuring charges	140	161
Transaction costs	22	108
Contingent consideration benefit	(254)	-
Legal and regulatory matter (benefit) costs	(1,299)	1,837
Impairment of indefinite-lived intangible assets	-	1,565

Total operating expenses	22,912	30,581

Operating income (loss)	4,560	(10,901)

Other income
Interest income, net	84	153
Other, net	92	1,483

Total other income, net	176	1,636

Income (loss) before income tax	4,736	(9,265)
Income tax expense (benefit)	22	(831)
Net income (loss)	4,714	(8,434)

Other comprehensive income, net of tax:
Foreign currency translation adjustment	841	4,677
Unrealized loss on hedging activities	-	(1,007)
Other comprehensive income	841	3,670
Comprehensive income (loss)	$5,555	$(4,764)

Net income (loss) per share:
Basic	$0.12	$(0.22)
Diluted	0.12	(0.22)

Weighted average shares outstanding:
Basic	38,369	38,402
Diluted	38,369	38,402

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended
	June 30, 2026	June 30, 2025

Sales
Domestic sales	$49,402	$49,533
International sales	68,692	66,147
Total sales	118,094	115,680

Cost of goods sold	67,859	75,206
Gross profit	50,235	40,474

Operating expenses
Selling, general and administrative	50,880	53,526
Restructuring charges	993	334
Transaction costs	44	250
Contingent consideration benefit	(254)	-
Legal and regulatory matter costs	80	2,462
Impairment of indefinite-lived intangible assets	-	1,565

Total operating expenses	51,743	58,137

Operating loss	(1,508)	(17,663)

Other income
Interest income, net	172	410
Other, net	3,000	1,942

Total other income, net	3,172	2,352

Income (loss) before income tax	1,664	(15,311)
Income tax expense (benefit)	245	(1,633)
Net income (loss)	1,419	(13,678)

Other comprehensive income, net of tax:
Foreign currency translation adjustment	1,239	6,394
Unrealized loss on hedging activities	-	(1,751)
Other comprehensive income	1,239	4,643
Comprehensive income (loss)	$2,658	$(9,035)

Net income (loss) per share:
Basic	$0.04	$(0.36)
Diluted	0.04	(0.36)

Weighted average shares outstanding:
Basic	38,389	38,384
Diluted	38,390	38,384

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30, 2026	June 30, 2025
Cash Flows From Operating Activities:
Net income (loss)	$1,419	$(13,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	1,987	1,760
Amortization of other intangible assets	3,843	4,437
Impairment of indefinite-lived intangible assets	-	1,565
Accretion of notes payable	-	61
Loss on disposition of property and equipment	196	428
Noncash lease expense	1,943	1,750
Contingent consideration benefit	(254)	-
Stock-based compensation	1,422	3,024
Deferred income taxes	(243)	(1,858)
Changes in operating assets and liabilities, net of dispositions:
Accounts receivable	1,666	5,657
Inventories	(8,997)	(10,178)
Prepaid and other assets	(2,387)	(3,145)
Accounts payable	1,809	(2,717)
Accrued liabilities	(4,971)	2,288
Income taxes	174	(891)
Net cash used in operating activities	(2,393)	(11,497)

Cash Flows From Investing Activities:
Purchase of business, net of cash acquired	(375)	-
Proceeds from disposition of property and equipment	28	54
Purchases of property and equipment	(2,662)	(3,044)
Net cash used in investing activities	(3,009)	(2,990)

Cash Flows From Financing Activities:
Purchase of treasury stock	(479)	(42)
Cash dividends paid	(1,922)	(1,920)
Net cash used in financing activities	(2,401)	(1,962)

Effect of foreign exchange rates on cash and restricted cash	465	520

Change in cash and restricted cash	(7,338)	(15,929)
Cash and restricted cash, beginning of year	38,195	45,359
Cash and restricted cash, end of period	$30,857	$29,430

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$72	$861
Cash paid for interest	$-	$14
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Contingent consideration for business acquisitions	$499	$-
Purchases of property and equipment incurred but not paid	$105	$79
Lease liabilities arising from obtaining right-of-use assets	$6,433	$485

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except per share amounts)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Loss	Equity

Balance, December 31, 2024	43,004	$4	$697,592	$(406,857)	(4,642)	$(33,114)	$(24,532)	$233,093
Net loss	-	-	-	(5,244)	-	-	-	(5,244)
Other comprehensive income	-	-	-	-	-	-	973	973
Cash dividends ($0.025 per share)	-	-	-	(959)	-	-	-	(959)
Purchase of treasury stock	-	-	-	-	(10)	(42)	-	(42)
Stock-based compensation expense	-	-	1,469	-	-	-	-	1,469
Proceeds from exercise of options	50	-	-	-	-	-	-	-
Balance, March 31, 2025	43,054	$4	$699,061	$(413,060)	(4,652)	$(33,156)	$(23,559)	$229,290
Net loss	-	-	-	(8,434)	-	-	-	(8,434)
Other comprehensive income	-	-	-	-	-	-	3,670	3,670
Cash dividends ($0.025 per share)	-	-	-	(961)	-	-	-	(961)
Stock-based compensation expense	-	-	1,555	-	-	-	-	1,555
Balance, June 30, 2025	43,054	$4	$700,616	$(422,455)	(4,652)	$(33,156)	$(19,889)	$225,120

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Loss	Equity

Balance, December 31, 2025	43,054	$4	$703,487	$(457,253)	(4,652)	$(33,156)	$(16,689)	$196,393
Net loss	-	-	-	(3,295)	-	-	-	(3,295)
Other comprehensive income	-	-	-	-	-	-	398	398
Cash dividends ($0.025 per share)	-	-	-	(961)	-	-	-	(961)
Purchase of treasury stock	-	-	-	-	(11)	(32)	-	(32)
Stock-based compensation expense	-	-	1,154	-	-	-	-	1,154
Shares issued from restricted stock units	50	-	-	-	-	-	-	-
Balance, March 31, 2026	43,104	$4	$704,641	$(461,509)	(4,663)	$(33,188)	$(16,291)	$193,657
Net income	-	-	-	4,714	-	-	-	4,714
Other comprehensive income	-	-	-	-	-	-	841	841
Cash dividends ($0.025 per share)	-	-	-	(961)	-	-	-	(961)
Purchase of treasury stock	-	-	-	-	(153)	(447)	-	(447)
Stock-based compensation expense	-	-	268	-	-	-	-	268
Balance, June 30, 2026	43,104	$4	$704,909	$(457,756)	(4,816)	$(33,635)	$(15,450)	$198,072

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and its subsidiaries (which may be collectively referred to as the “Company,” “Clarus,” “we,” “us” or “our”) as of June 30, 2026 and December 31, 2025 and for the three and six months ended June 30, 2026 and 2025, have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), instructions to the Quarterly Report on Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments, except as otherwise disclosed) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be obtained for the year ending December 31, 2026. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2026.

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

We determined that the sale of the PIEPS business does not represent a strategic shift that had or will have a major effect on the condensed consolidated statements of comprehensive income (loss), and therefore results were not classified as discontinued operations.

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

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Restricted Cash

Restricted cash primarily includes cash and highly liquid instruments that are used as collateral for certain lease agreements which will affect the amount of cash the Company has available for other uses. Restricted cash is recorded in Other long-term assets on the condensed consolidated balance sheets. The following table provides a reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets to the condensed consolidated statements of cash flows as of June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
Cash	$28,925	$36,691
Restricted cash included in Other long-term assets	1,932	1,504
Total cash and restricted cash shown in the statements of cash flows	$30,857	$38,195

Changes in Laws and Regulations

In February 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the President to impose tariffs thereunder. In April 2026, U.S. Customs and Border Protection announced a new administrative process for importers to obtain refunds of certain tariffs imposed under IEEPA.

The Company has submitted eligible refund claims through the established refund process. In the three months ended June 30, 2026, we recognized pre-tax benefits from tariff refunds received of $6,142 related to tariffs incurred in 2025 and 2026 at the Outdoor segment, all of which are recorded within Cost of goods sold in the condensed consolidated statements of comprehensive income (loss).

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

NOTE 2. ACQUISITIONS

ONWRD

On June 18, 2026, Clarus and its wholly-owned subsidiary, Rhino-Rack USA LLC, entered into an Asset Purchase Agreement (the “ONWRD Purchase Agreement”) with ONWRD LLC (“ONWRD”) and Jared Peterson, Skyler Pinnick, and Ryan Price, pursuant to which the Company acquired certain assets of ONWRD (the “ONWRD Acquisition”), including inventory, intellectual property, software, domain names and social media accounts. The Company assumed

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

specified liabilities relating to the acquired assets, including obligations arising under certain assigned contracts from and after the closing of the ONWRD Acquisition on June 18, 2026.

Pursuant to the ONWRD Purchase Agreement, the purchase price paid and payable in connection with the ONWRD Acquisition includes (i) $375 paid in cash at closing, subject to adjustment as set forth in the ONWRD Purchase Agreement and (ii) additional contingent payments based on the achievement of specified net sales thresholds and royalty payments based on net sales of certain products (the “ONWRD Contingent Consideration”). The Company estimated the initial fair value of the ONWRD Contingent Consideration to be $499 and recorded the related liabilities within accrued liabilities and other long-term liabilities. See Note 9 for discussion regarding the valuation of the ONWRD Contingent Consideration as of June 30, 2026. The ONWRD Acquisition was accounted for as a business combination.

The following table summarizes the preliminary acquisition-date fair value of the consideration transferred in the ONWRD Acquisition and its allocation to the assets acquired and liabilities assumed, each of which has been estimated at fair value. The fair value estimates for the purchase price allocation for ONWRD are based on the Company’s best estimates and assumptions as of the reporting date and are considered preliminary. The fair value measurements of identifiable assets and liabilities related to the ONWRD Acquisition are subject to change and the final purchase price allocation could be different from the amounts presented below. We expect to finalize the valuations as soon as practicable, but not later than one year from the date of the ONWRD Acquisition. There was no excess of consideration transferred over the assets acquired and liabilities assumed and no goodwill was recorded as a result of the ONWRD Acquisition.

ONWRD
June 18, 2026
Estimated Fair Value

Cash paid	$375

Contingent consideration	499

Total purchase consideration	$874

Assets acquired and liabilities assumed
Assets
Accounts receivable	$13
Inventories	214
Prepaid and other current assets	6
Other intangible assets	646
Total assets	879

Liabilities
Accounts payable and accrued liabilities	$5
Total liabilities	5

Net Book Value Acquired	$874

The estimated fair value of inventory was recorded at expected sales price less cost to sell plus a reasonable profit margin for selling efforts.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

In connection with the ONWRD Acquisition, the Company acquired exclusive rights to all of ONWRD’s intangible assets. $646 was assigned to the product technologies class of intangible assets, all of which were assigned an average useful life of three years.

No pre-existing relationships existed between the Company and ONWRD or the other parties to the ONWRD Purchase Agreement prior to the ONWRD Acquisition. ONWRD revenue and operating income are included in the Adventure segment. Total revenue and net income of ONWRD from the date of the ONWRD Acquisition to June 30, 2026 were not material to the Company’s consolidated financial statements.

NOTE 3. INVENTORIES

Inventories, as of June 30, 2026 and December 31, 2025, were as follows:

	June 30, 2026	December 31, 2025
Finished goods	$88,433	$79,584
Work-in-process	60	338
Raw materials and supplies	3,515	3,106
	$92,008	$83,028

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment, net, as of June 30, 2026 and December 31, 2025, were as follows:

	June 30, 2026	December 31, 2025

Land	$2,850	$2,850
Building and improvements	7,999	8,356
Furniture and fixtures	4,925	5,194
Computer hardware and software	9,619	8,278
Machinery and equipment	16,662	16,246
Construction in progress	2,517	968
	44,572	41,892
Less accumulated depreciation	(25,705)	(23,637)
	$18,867	$18,255

Depreciation expense for the three months ended June 30, 2026 and 2025 was $1,000 and $877, respectively, and for the six months ended June 30, 2026 and 2025 was $1,987 and $1,760, respectively.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill by segment as of June 30, 2026 and December 31, 2025 was as follows:

	Outdoor	Adventure	Total

Gross value of goodwill	$29,507	$96,966	$126,473
Accumulated goodwill impairments adjusted for impact of foreign currency exchange rates	(29,507)	(96,966)	(126,473)
	$-	$-	$-

Indefinite-Lived Intangible Assets

Trademarks classified as indefinite-lived intangible assets of $19,600 as of June 30, 2026 and December 31, 2025 were all related to the Black Diamond brand.

Other Intangible Assets, net

The following table summarizes the changes in gross other intangible assets:

Gross balance at December 31, 2025	$77,740

Increase due to ONWRD Acquisition	646
Impact of foreign currency exchange rates	2,946

Gross balance at June 30, 2026	$81,332

Other intangible assets, net of amortization as of June 30, 2026 and December 31, 2025, were as follows:

	June 30, 2026
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life
Intangibles subject to amortization
Customer relationships	$61,273	$(45,481)	$15,792	13.7 years
Product technologies	17,369	(13,350)	4,019	9.1 years
Tradenames	2,458	(863)	1,595	9.7 years
Non-compete agreements	232	(73)	159	5.0 years
	$81,332	$(59,767)	$21,565	12.5 years

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

Amortization expense for the three months ended June 30, 2026 and 2025, was $1,906 and $2,213, respectively, and for the six months ended June 30, 2026 and 2025 was $3,843 and $4,437, respectively. Future amortization expense for other intangible assets as of June 30, 2026 is as follows:

Years Ending December 31,	Amortization Expense
2026 (excluding the six months ended June 30, 2026)	$3,446
2027	5,397
2028	3,866
2029	2,854
2030	1,986
2031	1,426
Thereafter	2,590
$21,565

NOTE 6. ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Accrued liabilities as of June 30, 2026 and December 31, 2025, were as follows:

	June 30, 2026	December 31, 2025

Accrued payroll and related items	$3,603	$2,837
Accrued bonus	2,072	2,005
Designated forward exchange contracts	-	358
Accrued warranty	1,251	1,480
Current lease liabilities	2,552	3,021
Accrued commissions	508	576
Sales returns and rebates	2,596	3,300
Contingent consideration liabilities	160	254
Accrued CPSC regulatory matter	-	2,500
Accrued legal expenses	948	1,183
Restructuring liabilities	-	407
Other	7,153	6,482
	$20,843	$24,403

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Other long-term liabilities as of June 30, 2026 and December 31, 2025, were as follows:

	June 30, 2026	December 31, 2025

Long-term lease liabilities	$14,602	$9,266
Contingent consideration liabilities	339	-
Other	1,492	1,462
	$16,433	$10,728

The Company entered into a lease agreement for a warehouse and distribution facility located in Utah, which commenced on June 1, 2026 with an initial term of 7.6 years. The Company classified this lease as an operating lease. Upon commencement, the Company recognized an ROU asset of $6,263 and corresponding lease liability of $6,419, measured using a discount rate of 6.65%.

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s primary exchange rate risk management objective was to attempt to mitigate the uncertainty of anticipated cash flows attributable to changes in foreign currency exchange rates. The Company primarily focused on mitigating changes in cash flows resulting from sales denominated in currencies other than the U.S. dollar. The Company managed this risk primarily by using currency forward and option contracts. If the anticipated transactions were deemed probable, the resulting relationships were formally designated as cash flow hedges. The Company accounted for these contracts as cash flow hedges and tested effectiveness by determining whether changes in the expected cash flow of the derivative offset, within a range, changes in the expected cash flow of the hedged item. The Company maintained no derivative contracts as of June 30, 2026.

The Company held the following contracts designated as hedging instruments as of December 31, 2025:

December 31, 2025
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	$1,208	February 2026
Foreign exchange contracts - Euros	€ 3,134	February 2026

For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive loss and reclassified to sales in the period the underlying hedged transaction is recognized in earnings. Gains (losses) of $0 and ($503) were reclassified to sales during the three months ended June 30, 2026 and 2025, respectively, and $0 and ($427) were reclassified to sales during the six months ended June 30, 2026 and 2025, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss (“AOCI”) primarily consists of foreign currency translation adjustments and changes in our forward foreign exchange contracts. The following table sets forth the changes in AOCI, net of tax, for the three months ended June 30, 2026:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of March 31, 2026	$(16,288)	$(3)	$(16,291)
Current period other comprehensive income	841	-	841
Balance as of June 30, 2026	$(15,447)	$(3)	$(15,450)

The following table sets forth the changes in AOCI, net of tax, for the three months ended June 30, 2025:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of March 31, 2025	$(23,141)	$(418)	$(23,559)
Other comprehensive income (loss) before reclassifications	4,677	(1,386)	3,291
Amounts reclassified from other comprehensive income (loss)	-	379	379
Net current period other comprehensive income (loss)	4,677	(1,007)	3,670
Balance as of June 30, 2025	$(18,464)	$(1,425)	$(19,889)

The following table sets forth the changes in AOCI, net of tax, for the six months ended June 30, 2026:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2025	$(16,686)	$(3)	$(16,689)
Current period other comprehensive income	1,239	-	1,239
Balance as of June 30, 2026	$(15,447)	$(3)	$(15,450)

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

There were no unrealized gains on cash flow hedges for foreign exchange contracts for the three and six months ended June 30, 2026. The effects on net income of amounts reclassified from unrealized gains on cash flow hedges for foreign exchange contracts for the three and six months ended June 30, 2025, were as follows:

	Gains (losses) reclassified from AOCI to the Consolidated Statements of Comprehensive Income (Loss)
Affected line item in the Consolidated	Three Months Ended	Six Months Ended
Statements of Comprehensive Income (Loss)	June 30, 2025	June 30, 2025
Foreign exchange contracts:
Sales	$(503)	$(427)
Less: Income tax benefit	(124)	(105)
Amount reclassified, net of tax	$(379)	$(322)

Total reclassifications from AOCI	$(379)	$(322)

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

Items Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026
	Level 1	Level 2	Level 3	Total

Liabilities
Contingent consideration liabilities	$-	$-	$499	$499
	$-	$-	$499	$499

	December 31, 2025
	Level 1	Level 2	Level 3	Total

Liabilities
Designated forward exchange contracts	$-	$358	$-	$358
Contingent consideration liabilities	-	-	254	254
	$-	$358	$254	$612

Derivative financial instruments are recorded at fair value based on current market pricing models.

Pursuant to the purchase of ONWRD during the six months ended June 30, 2026, the purchase price paid and payable in connection with the ONWRD Acquisition includes the payment of additional contingent consideration based on the achievement of specified net sales thresholds and royalty payments based on net sales of certain products of up to $499. The Company estimated the initial fair value of the contingent consideration liabilities using an income approach method. Significant unobservable inputs used in the valuation of contingent consideration liabilities related to the ONWRD Acquisition included a discount rate of 15.0%.

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

The following table summarizes the changes in contingent consideration liabilities:

	RockyMounts	ONWRD	Total

Balance at December 31, 2025	$254	$-	$254

Increase due to ONWRD Acquisition	-	499	499
Fair value adjustments	(254)	-	(254)

Balance at June 30, 2026	$-	$499	$499

As the contingent consideration liabilities are remeasured to fair value each reporting period, significant increases or decreases in projected sales, discount rates or the time until payment is made could have resulted in a significantly lower or higher fair value measurement. Our determination of fair value of the contingent consideration liabilities could change in future periods based on our ongoing evaluation of these significant unobservable inputs. As of June 30, 2026, the net sales threshold required for the payment of the 2026 portion of the RockyMounts contingent consideration is not expected to be met during the measurement period ending December 31, 2026.

NOTE 10. STOCKHOLDERS’ EQUITY

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis. The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. On August 5, 2026, the Company announced that its Board of Directors approved the payment on August 26, 2026 of the Quarterly Cash Dividend of $0.025 to the record holders of shares of the Company’s common stock as of the close of business on August 17, 2026.

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

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings (loss) per share:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Weighted average shares outstanding - basic	38,369	38,402	38,389	38,384
Effect of dilutive stock awards	-	-	1	-
Weighted average shares outstanding - diluted	38,369	38,402	38,390	38,384

Net income (loss) per share:
Basic	$0.12	$(0.22)	$0.04	$(0.36)
Diluted	0.12	(0.22)	0.04	(0.36)

For the three months ended June 30, 2026 and 2025, equity awards of 4,550 and 4,644, respectively, and for the six months ended June 30, 2026 and 2025, equity awards of 4,502 and 4,455, respectively, were excluded from the calculation of earnings (loss) per share for these periods as they were anti-dilutive.

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

Options Granted:

During the six months ended June 30, 2026, the Company issued stock option awards for an aggregate of 80 shares of Common Stock under the Amended and Restated 2015 Plan to directors of the Company. The 80 stock options shall vest and become exercisable within one year from the date of the grant. All of the issued stock options expire ten years from the date of the grant.

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Options Granted During the Six Months Ended June 30, 2026

Number of options	80
Option vesting period	1 Year
Grant price (per share)	$3.11
Dividend yield	3.22%
Expected volatility (a)	52.1% - 52.2%
Risk-free interest rate	4.21% - 4.27%
Expected life (years) (b)	5.81 - 6.69
Weighted average fair value (per share)	$1.25 - $1.30

(a)	Expected volatility is based upon the Company’s historical volatility.

(b)	The expected term was determined based upon the underlying terms of the awards and the category and employment history of employee award recipient.

The grant date fair value of the stock options granted during the six months ended June 30, 2026 was $101, which will be recognized over the vesting period of the options.

During the six months ended June 30, 2026, the Company did not issue any restricted stock unit awards under the Amended and Restated 2015 Plan to directors and employees of the Company.

The total non-cash stock compensation expense related to grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted stock unit awards recorded by the Company for the three months ended June 30, 2026 and 2025 was $268 and $1,555, respectively, and for the six months ended June 30, 2026 and 2025 was $1,422 and $3,024, respectively. For the three and six months ended June 30, 2026 and 2025, the majority of stock-based compensation costs were classified as selling, general and administrative expenses.

As of June 30, 2026, there were 110 unvested stock options and unrecognized compensation cost of $139 related to unvested stock options, as well as 1,000 unvested restricted stock unit awards and unrecognized compensation costs of $0 related to unvested restricted stock unit awards.

NOTE 13. RESTRUCTURING

Starting in 2023, the Company began incurring expenses to facilitate long-term sustainable growth through cost reduction actions, consisting of employee reductions, facility rationalization and contract termination costs. During the three months ended June 30, 2026 and 2025, the Company incurred $140 and $161, respectively, and during the six months ended June 30, 2026 and 2025, the Company incurred $993 and $334, respectively, of restructuring charges related to these actions. The Company has incurred $7,131 of cumulative restructuring charges since the commencement of our restructuring actions in 2023. The Company accrues for restructuring costs when they are probable and reasonably estimable. Restructuring costs include severance costs, exit costs, and other restructuring costs and are included in Restructuring charges in the condensed consolidated statements of comprehensive income (loss). Severance costs primarily consist of severance benefits through payroll continuation, conditional separation costs and employer tax liabilities, while exit costs primarily consist of lease exit and contract termination costs. Other costs consist primarily of costs related to the discontinuance of certain product lines and are distinguishable and directly attributable to the Company’s restructuring initiative and not a result of external market factors associated with the ongoing business. We estimate that we will incur additional employee-related and facility exit restructuring costs in 2026; however, the Company cannot estimate the total amount expected to be incurred at this time as cost reduction actions continue to be evaluated. The Company currently

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

anticipates completing these restructuring activities in 2026; however, the timing and scope of these actions may change, and additional actions may be taken, depending on business conditions and other factors.

The following table summarizes the restructuring charges, payments and the remaining liabilities related to restructuring costs at June 30, 2026, which are included within accrued liabilities in the condensed consolidated balance sheets:

	Outdoor	Adventure	Corporate	Total
Balance at December 31, 2025	$407	$-	$-	$407
Charges to expense:
Employee termination benefits	565	108	-	673
Exit costs	320	-	-	320
Total restructuring charges	$885	$108	$-	$993
Cash payments and non-cash charges:
Cash payments	(1,292)	(108)	-	(1,400)
Balance at June 30, 2026	$-	$-	$-	$-

NOTE 14. COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

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

The Company is involved in various legal disputes and other legal proceedings that arise from time to time in the ordinary course of business. Anticipated costs related to litigation matters are accrued when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Based on currently available information, the Company does not believe that it is reasonably possible that the disposition of any of the legal disputes the Company or its subsidiaries is currently involved in will have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows. There is a possibility of loss from contingencies in excess of the amounts accrued by the Company in the accompanying condensed consolidated balance sheets; however, the actual amounts of such possible losses cannot currently be reasonably estimated by the Company. It is possible that, as additional information becomes available, the Company may subsequently determine that it may incur losses from such contingencies materially in excess of the amounts initially accrued by the Company which could have a material adverse effect on the Company’s liquidity, stock price, consolidated financial position, results of operations and/or cash flows. See Part II, Item 1. “Legal Proceedings.”

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

On January 23, 2025, in connection with a criminal investigation, the Company and BDEL were each served with grand jury subpoenas from the United States Department of Justice requiring the production of documents relating to avalanche

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

transmitters distributed by BDEL. The Company and BDEL cooperated with the investigation and produced all relevant documents. The DOJ had sent letters to Mr. Walbrecht and Rick Vance (BDEL’s former Director of Quality) advising them that they are targets in its investigation of possible criminal conduct. The DOJ also had served two subpoenas upon a current and former employee of BDEL for grand jury testimony, as well as grand jury subpoenas for documents to an advisory entity and to the Company’s former public relations firm and asked to speak with the successor to Mr. Vance’s position. The Company’s Board of Directors has approved indemnity and payment of legal fees for current and former employees subpoenaed by the DOJ, in the same manner and subject to the same conditions described above for Mr. Walbrecht.

On June 4, 2026, the Company received a letter from the DOJ advising that based on information presently known to the government and the principles of federal prosecution, the DOJ has closed this investigation as to the Company and BDEL.  On the same date, Messrs. Walbrecht and Vance received similar letters from the DOJ advising each of them that the DOJ had closed the investigation as to them. The Company has not received any further correspondence from the CPSC relating to the above matters.

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

During the three months ended June 30, 2026 and 2025, the Company incurred legal expenses of $1,104 and $1,150, respectively, and during the six months ended June 30, 2026 and 2025, the Company incurred legal expenses of $1,906 and $1,728, respectively, in connection with the above investigation. These legal expenses are included in legal costs and regulatory matter expenses in the consolidated statements of comprehensive income (loss).

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

During the three months ended June 30, 2026 and 2025, the Company incurred legal expenses of $97 and $687, respectively, and during the six months ended June 30, 2026 and 2025, the Company incurred legal expenses of $674 and $734, respectively, in connection with the above cases. These legal expenses are included in legal costs and regulatory matter expenses in the consolidated statements of comprehensive income (loss).

NOTE 15. INCOME TAXES

The Company’s U.S. federal statutory tax rate is 21% and its foreign operations have statutory tax rates of approximately 23% in Austria, 28% in New Zealand, and 30% in Australia.

The difference between the Company’s estimated effective tax rate of 0.5% for the three months ended June 30, 2026, and the U.S. federal statutory tax rate of 21% was primarily due to the impact of jurisdictional losses in the U.S. and Australia that presently do not provide future tax benefit.

The difference between the Company’s estimated effective tax rate of 14.7% for the six months ended June 30, 2026, and the U.S. federal statutory tax rate of 21% was primarily due to the impact of jurisdictional losses in the U.S. and Australia that presently do not provide future tax benefit.

As of December 31, 2025, the Company’s gross deferred tax asset was $40,300. The Company has recorded a valuation allowance of $29,315, resulting in a net deferred tax asset of $10,985, before deferred tax liabilities of $12,348. As of June 30, 2026 and December 31, 2025, the Company has provided a full valuation allowance against all of the U.S. deferred tax assets because the ultimate realization of those assets did not meet the more-likely-than-not criteria. Part of the Company’s deferred tax assets consist of net operating loss carryforwards (“NOLs”) for federal tax purposes. If a change in control were to occur, these could be limited under Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Financial information for our segments, as well as revenue by geography, which the Company believes provides a meaningful depiction how the nature, timing and uncertainty of revenue are affected by economic factors, is as follows:

	Three Months Ended June 30, 2026
	Outdoor	Adventure	Total
Sales
Domestic sales	$19,522	$5,000	$24,522
International sales	20,254	11,380	31,634
Total sales	39,776	16,380	56,156
Cost of goods sold	19,098	9,586
Selling, general and administrative	13,805	8,333
Restructuring charges	92	48
Contingent consideration benefit	-	(254)
Legal and regulatory matter benefit	(1,396)	-
Segment operating income (loss)	$8,177	$(1,333)	$6,844
Corporate costs			(2,284)
Interest income, net			84
Other, net			92
Income before income tax			$4,736

	Three Months Ended June 30, 2025
	Outdoor	Adventure	Total
Sales
Domestic sales	$18,621	$6,103	$24,724
International sales	18,040	12,483	30,523
Total sales	36,661	18,586	55,247
Cost of goods sold	23,429	11,648
Other inventory reserves	490	-
Selling, general and administrative	14,225	8,938
Restructuring charges	(42)	203
Transaction costs	86	-
Legal and regulatory matter costs	1,150	-
Impairment of indefinite-lived intangible assets	1,565	-
Segment operating loss	$(4,242)	$(2,203)	$(6,445)
Corporate costs			(4,456)
Interest income, net			153
Other, net			1,483
Loss before income tax			$(9,265)

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

	Six Months Ended June 30, 2026
	Outdoor	Adventure	Total
Sales
Domestic sales	$41,095	$8,307	$49,402
International sales	43,553	25,139	68,692
Total sales	84,648	33,446	118,094
Cost of goods sold	47,824	20,035
Selling, general and administrative	28,574	16,727
Restructuring charges	885	108
Contingent consideration benefit	-	(254)
Legal and regulatory matter benefit	(594)	-
Segment operating income (loss)	$7,959	$(3,170)	$4,789
Corporate costs			(6,297)
Interest income, net			172
Other, net			3,000
Income before income tax			$1,664

	Six Months Ended June 30, 2025
	Outdoor	Adventure	Total
Sales
Domestic sales	$39,315	$10,218	$49,533
International sales	41,669	24,478	66,147
Total sales	80,984	34,696	115,680
Cost of goods sold	52,783	21,813
Inventory fair value of purchase accounting	-	120
Other inventory reserves	490	-
Selling, general and administrative	28,251	17,777
Restructuring charges	131	203
Transaction costs	156	40
Legal and regulatory matter costs	1,728	-
Impairment of indefinite-lived intangible assets	1,565	-
Segment operating loss	$(4,120)	$(5,257)	$(9,377)
Corporate costs			(8,286)
Interest income, net			410
Other, net			1,942
Loss before income tax			$(15,311)

There were no intercompany sales between the Outdoor and Adventure segments for the periods presented.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Total assets by segment, as of June 30, 2026 and December 31, 2025, were as follows:

	June 30, 2026	December 31, 2025

Outdoor	$153,456	$145,902
Adventure	78,535	84,086
Corporate	22,839	19,040
	$254,830	$249,028

Capital expenditures, depreciation and amortization by segment is as follows.

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Capital expenditures:
Outdoor	$1,042	$1,644	$2,532	$2,787
Adventure	62	219	130	257
Total capital expenditures	$1,104	$1,863	$2,662	$3,044
Depreciation:
Outdoor	$616	$534	$1,251	$1,040
Adventure	322	343	611	720
Corporate	62	-	125	-
Total depreciation	$1,000	$877	$1,987	$1,760
Amortization:
Outdoor	$162	$245	$384	$528
Adventure	1,744	1,968	3,459	3,909
Total amortization	$1,906	$2,213	$3,843	$4,437

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

Potential risks and uncertainties that could cause the actual results of operations or financial condition of the Company to differ materially from those expressed or implied by forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, the overall level of consumer demand for our products; the highly competitive nature of our markets and the potential for rapid or significant changes in consumer preferences; general economic conditions and other factors affecting consumer confidence, preferences, and behavior; the potential impact of the uncertain macroeconomic environment on our financial results, including, but not limited to, the effects of sustained global inflationary pressures and interest rates, potential economic slowdowns or recessions, trade restrictions and regulatory changes, and global supply chain disruptions; the effect of inflation on our business, including any future pricing actions taken in an effort to mitigate the effects of inflation and potential impacts on our revenue, operating margins and net income; disruption and volatility in the global currency, capital and credit markets; the impact of changes in tariffs, tax laws, global trade policies as well as instability and volatility in global markets; the financial strength of retail economies and the Company’s customers; the Company’s ability to implement its business strategy; our ability to accurately forecast demand and manage inventory levels, including the risk of excess or obsolete inventory, increased discounting, or lost sales; the Company’s ability to execute and integrate acquisitions, as well as to complete dispositions and effectively manage the associated separation and transition risks, including those related to the recent sale of PIEPS; the Company’s exposure to product liability or product warranty claims and other loss contingencies, including, without limitation, recalls and liability claims relating to certain avalanche beacon transceivers distributed by BDEL; disruptions and other impacts to the Company’s business, as a result of an outbreak of disease or similar public health threat, and government actions and restrictive measures implemented in response; stability of the Company’s manufacturing facilities and suppliers, as well as consumer demand for our products, in light of disease epidemics and health-related concerns; disruptions in our supply chain, third-party logistics providers, or distribution facilities; the impact that global climate change trends may have on the Company and its suppliers and customers, increased focus on sustainability issues as a result of global climate change; regulatory or market responses to global climate change; compliance costs and potential liabilities related to environmental requirements, including those associated with Per- and Polyfluoroalkyl Substances (PFAS); the Company’s ability to protect patents, trademarks and other intellectual property rights; any breaches of, or interruptions in, our information systems; the ability of our information technology systems or information security systems to operate effectively, including as a result of security breaches, viruses, hackers, malware, natural disasters, vendor business interruptions or other causes; our ability to properly maintain, protect, repair or upgrade our information technology systems or information security systems, or problems arising in connection with our transition to upgraded or replacement systems; the impact of adverse publicity about the Company and/or its brands and products, including without limitation, through social media or in connection with brand damaging events and/or public perception; the potential impact of the Consumer Product Safety Commission’s and the U.S. Department of Justice’s investigations related to BDEL’s reporting obligations under the Consumer Product Safety Act in connection with BDEL’s recall of certain models of its avalanche transceivers on our business, results of operations, and financial condition; fluctuations in the price, availability and quality of raw materials and contracted products as well as foreign currency fluctuations; ongoing disruptions and delays in the shipping and transportation of our products due to port congestion, container ship availability and/or other logistical challenges; the impact of political unrest, natural disasters or other crises, terrorist acts, acts of war and/or military operations; our ability to utilize our net operating loss carryforwards; changes in tax laws and liabilities, tariffs, legal, regulatory, political and

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

economic risks; the Company’s ability to maintain a quarterly dividend; our ability to obtain additional capital and funding on acceptable terms to meet our financial obligations as well as to support our business operations and growth initiatives; any material differences in the actual financial results of the Company’s past and future acquisitions and dispositions, including the impact of such transactions and any related recognition of impairment or other charges, such as the recent impairments recognized in the Outdoor and Adventure segments and the potential that we may be required to take additional write-downs or write-offs, restructuring charges, impairment charges, or other charges in the future, on the Company’s future earnings per share; the Company’s review of strategic alternatives, including the timing and outcome of the review, whether the review results in any transaction or other strategic outcome, whether and when the Company provides further updates, and the potential impact of the review on the Company’s business and operations; and other risks and uncertainties set forth in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, which are incorporated herein by reference. More information on potential factors that could affect the Company’s financial results is included from time to time in the Company’s public reports filed with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to the Company as of the date of this Quarterly Report on Form 10-Q, and speak only as of the date hereof. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

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

On July 1, 2021, the Company completed the acquisition of Australia-based Rhino-Rack Holdings Pty Ltd (“Rhino-Rack”). On December 1, 2021, the Company completed the acquisition of Australia-based MaxTrax Australia Pty Ltd

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

(“MAXTRAX”). On October 9, 2023, the Company completed the acquisition of Australia-based TRED Outdoors Pty Ltd. (“TRED”). On December 5, 2024, the Company completed the acquisition of certain assets and liabilities constituting the RockyMounts business (“RockyMounts”). On June 18, 2026, the Company completed the acquisition of certain assets and liabilities constituting the ONWRD business (“ONWRD”).

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

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis. The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. On August 5, 2026, the Company announced that its Board of Directors approved the payment on August 26, 2026 of the Quarterly Cash Dividend of $0.025 to the record holders of shares of the Company’s common stock as of the close of business on August 17, 2026.

Restructuring

Starting in 2023, the Company began incurring expenses to facilitate long-term sustainable growth through cost reduction actions, consisting of employee reductions, facility rationalization and contract termination costs. During the three months ended June 30, 2026 and 2025, the Company incurred $140 and $161, respectively, and during the six months ended June 30, 2026 and 2025, the Company incurred $993 and $334, respectively, of restructuring charges related to these actions. The Company has incurred $7,131 of cumulative restructuring charges since the commencement of our restructuring actions in 2023. The Company accrues for restructuring costs when they are probable and reasonably estimable. Restructuring costs include severance costs, exit costs, and other restructuring costs and are included in Restructuring charges in the condensed consolidated statements of comprehensive income (loss). Severance costs primarily consist of severance benefits through payroll continuation, conditional separation costs and employer tax liabilities, while exit costs primarily consist of lease exit and contract termination costs. Other costs consist primarily of costs related to the discontinuance of certain product lines and are distinguishable and directly attributable to the Company’s restructuring initiative and not a result of external market factors associated with the ongoing business. We estimate that we will incur additional employee-related and facility exit restructuring costs in 2026; however, the Company cannot estimate the total amount expected to be incurred at this time as cost reduction actions continue to be evaluated. The Company currently anticipates completing these restructuring activities in 2026; however, the timing and scope of these actions may change, and additional actions may be taken, depending on business conditions and other factors.

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

Results of Operations

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

The following presents a discussion of operations for the three months ended June 30, 2026, compared with the three months ended June 30, 2025.

	Three Months Ended
	June 30, 2026	June 30, 2025

Sales
Domestic sales	$24,522	$24,724
International sales	31,634	30,523
Total sales	56,156	55,247

Cost of goods sold	28,684	35,567
Gross profit	27,472	19,680

Operating expenses
Selling, general and administrative	24,303	26,910
Restructuring charges	140	161
Transaction costs	22	108
Contingent consideration benefit	(254)	-
Legal and regulatory matter (benefit) costs	(1,299)	1,837
Impairment of indefinite-lived intangible assets	-	1,565

Total operating expenses	22,912	30,581

Operating income (loss)	4,560	(10,901)

Other income
Interest income, net	84	153
Other, net	92	1,483

Total other income, net	176	1,636

Income (loss) before income tax	4,736	(9,265)
Income tax expense (benefit)	22	(831)
Net income (loss)	$4,714	$(8,434)

Sales

Total sales increased $909, or 1.6%, to $56,156 during the three months ended June 30, 2026, compared to total sales of $55,247 during the three months ended June 30, 2025. The increase in sales was attributable to an increase in sales at the Outdoor segment of $3,115, partially offset by a decrease in sales at the Adventure segment of $2,206.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Sales in the Outdoor segment increased by $867 due to foreign exchange impact from the weakening of the U.S. dollar primarily against the euro during the three months ended June 30, 2026, compared to the prior period. Sales in the Adventure segment increased by $1,022 due to foreign exchange impact from the weakening of the U.S. dollar against the Australian dollar during the three months ended June 30, 2026, compared to the prior period.

Sales in the Outdoor segment increased due to increases in global wholesale revenue of $2,709, independent global distributor revenue of $372, and global direct-to-consumer revenue of $228, partially offset by lower PIEPS revenue of $195 due to the sale of PIEPS in July 2025, compared to the prior period. Sales in the Adventure segment decreased due to an unfavorable wholesale market in Australia and North America for Rhino-Rack and MAXTRAX.

Domestic sales decreased $202, or 0.8%, to $24,522 during the three months ended June 30, 2026, compared to domestic sales of $24,724 during the three months ended June 30, 2025. The decrease in sales was attributable to a decrease in sales at the Adventure segment of $1,102, partially offset by an increase in sales at the Outdoor segment of $900.

International sales increased $1,111, or 3.6%, to $31,634 during the three months ended June 30, 2026, compared to international sales of $30,523 during the three months ended June 30, 2025. The increase in sales was attributable to an increase in sales at the Outdoor segment of $2,214, partially offset by a decrease in sales at the Adventure segment of $1,103.

Cost of Goods Sold

Cost of goods sold decreased $6,883, or 19.4%, to $28,684 during the three months ended June 30, 2026, compared to cost of goods sold of $35,567 during the three months ended June 30, 2025. During the three months ended June 30, 2026, the Outdoor segment received IEEPA tariff refunds of $6,142 which were recognized as a benefit to cost of goods sold and drove the significant decrease from the prior year. The Company previously recognized amounts paid for such tariffs within cost of goods sold.

Gross Profit

Gross profit increased $7,792, or 39.6%, to $27,472 during the three months ended June 30, 2026, compared to gross profit of $19,680 during the three months ended June 30, 2025. Gross margin was 48.9% during the three months ended June 30, 2026, compared to a gross margin of 35.6% during the three months ended June 30, 2025. Gross margin during the three months ended June 30, 2026, increased compared to the prior year as a result of receiving the IEEPA tariff refunds of $6,142, higher volumes and a favorable product mix at the Outdoor segment, as well as a favorable product mix at the Adventure segment. These increases were partially offset by lower volume at the Adventure segment.

Selling, General and Administrative

Selling, general, and administrative expenses decreased $2,607, or 9.7%, to $24,303 during the three months ended June 30, 2026, compared to selling, general and administrative expenses of $26,910 during the three months ended June 30, 2025. Selling, general and administrative expenses at the Adventure segment decreased by $605 primarily as a result of lower marketing, depreciation, amortization, and employee-related costs. The Outdoor segment also experienced decreases of $420 primarily as a result of lower costs from PIEPS due to the sale in July 2025, partially offset by higher marketing expenses. Additionally, Corporate costs decreased by $1,582 due to lower outside service and employee-related costs.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Restructuring Charges

Restructuring charges were $140 during the three months ended June 30, 2026, compared to restructuring charges of $161 during the three months ended June 30, 2025. The restructuring charges incurred during the three months ended June 30, 2026, relate to benefits provided to employees who were terminated due to the Company’s reduction-in-force as part of its continued realignment of resources within the organization.

Transaction Costs

Transaction costs decreased to $22 during the three months ended June 30, 2026, compared to transaction costs of $108 during the three months ended June 30, 2025, which consisted of expenses related to the Company’s various acquisition and disposal efforts.

Contingent Consideration Benefit

Contingent consideration benefit increased to $254 during the three months ended June 30, 2026, compared to a contingent consideration benefit of $0 during the three months ended June 30, 2025, which consisted of changes in the estimated fair value of contingent consideration liabilities associated with our acquisition of RockyMounts in 2024.

Legal and Regulatory Matter (Benefit) Costs

Legal and regulatory matter (benefit) costs changed by $3,136, or 170.7%, to a benefit of $1,299 during the three months ended June 30, 2026, compared to legal and regulatory matter costs of $1,837 during the three months ended June 30, 2025. The benefit reflects the Company’s reversal of an accrued liability for the regulatory matter with the United States Consumer Product Safety Commission partially offset by expenses related to the Company’s specific legal matters. See Note 14 to our condensed consolidated financial statements for financial information regarding specific legal matters.

Impairment of Indefinite-Lived Intangible Assets

Impairment of indefinite-lived intangible assets decreased to $0 during the three months ended June 30, 2026, compared to impairment of indefinite-lived intangible assets of $1,565 during the three months ended June 30, 2025. Based on the results of the Company’s impairment analysis completed as of June 30, 2025, the Company determined that certain indefinite-lived intangible assets, specifically the PIEPS trademark, were impaired and recognized charges of $1,565 during the three months ended June 30, 2025.

Interest Income, net

Interest income, net decreased to $84 during the three months ended June 30, 2026, compared to interest income, net of $153 during the three months ended June 30, 2025. The decrease in interest income recognized during the three months ended June 30, 2026, was due to lower interest rates on lower cash balances, compared to the prior period.

Other, net

Other, net, changed by $1,391, or 93.8%, to $92 during the three months ended June 30, 2026, compared to other, net of $1,483 during the three months ended June 30, 2025. The change in other, net, was primarily attributable to a decrease in remeasurement gains recognized on the Company’s foreign denominated accounts receivable and accounts payable and a decrease in miscellaneous gains. The change was partially offset by a decrease in losses on mark-to-market adjustments on non-hedged foreign currency contracts during the three months ended June 30, 2026.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Income Taxes

Income tax expense (benefit) changed by $853, or 102.6%, to an expense of $22 during the three months ended June 30, 2026, compared to a benefit of $831 during the same period in 2025. Our effective income tax rate was 0.5% for the three months ended June 30, 2026, and differed compared to the statutory tax rates primarily due to the impact of jurisdictional losses in the U.S. and Australia that presently do not provide future tax benefit. For the three months ended June 30, 2025, our effective income tax rate was a benefit of 9.0% and differed compared to the statutory tax rates primarily due to the impact of valuation allowance, stock compensation, and research and experimentation expenditures and credits.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

The following presents a discussion of operations for the six months ended June 30, 2026, compared with the six months ended June 30, 2025.

	Six Months Ended
	June 30, 2026	June 30, 2025

Sales
Domestic sales	$49,402	$49,533
International sales	68,692	66,147
Total sales	118,094	115,680

Cost of goods sold	67,859	75,206
Gross profit	50,235	40,474

Operating expenses
Selling, general and administrative	50,880	53,526
Restructuring charges	993	334
Transaction costs	44	250
Contingent consideration benefit	(254)	-
Legal and regulatory matter costs	80	2,462
Impairment of indefinite-lived intangible assets	-	1,565

Total operating expenses	51,743	58,137

Operating loss	(1,508)	(17,663)

Other income
Interest income, net	172	410
Other, net	3,000	1,942

Total other income, net	3,172	2,352

Income (loss) before income tax	1,664	(15,311)
Income tax expense (benefit)	245	(1,633)
Net income (loss)	$1,419	$(13,678)

Sales

Total sales increased $2,414, or 2.1%, to $118,094 during the six months ended June 30, 2026, compared to total sales of $115,680 during the six months ended June 30, 2025. The increase in sales was attributable to an increase in sales at the Outdoor segment of $3,664, partially offset by a decrease in sales at the Adventure segment of $1,250.

Sales in the Outdoor segment increased by $2,514 due to foreign exchange impact from the weakening of the U.S. dollar primarily against the euro during the six months ended June 30, 2026, compared to the prior period. Sales in the Adventure segment increased by $2,270 due to foreign exchange impact from the weakening of the U.S. dollar against the Australian dollar during the six months ended June 30, 2026, compared to the prior period.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Sales in the Outdoor segment increased due to increases in global wholesale revenue of $5,645 and independent global distributor revenue of $658, partially offset by lower PIEPS revenue of $1,962 due to the sale of PIEPS in July 2025 and lower global direct-to-consumer revenue of $677, compared to the prior period. Sales in the Adventure segment decreased due to an unfavorable wholesale market in North America, partially offset by strength in the wholesale Australian market for Rhino-Rack and MAXTRAX during the first quarter of 2026.

Domestic sales decreased $131, or 0.3%, to $49,402 during the six months ended June 30, 2026, compared to domestic sales of $49,533 during the six months ended June 30, 2025. The decrease in sales was attributable to a decrease in sales at the Adventure segment of $1,911, partially offset by an increase in sales at the Outdoor segment of $1,780.

International sales increased $2,545, or 3.8%, to $68,692 during the six months ended June 30, 2026, compared to international sales of $66,147 during the six months ended June 30, 2025. The increase in sales was attributable to an increase in sales at the Outdoor and Adventure segments of $1,884 and $661, respectively.

Cost of Goods Sold

Cost of goods sold decreased $7,347, or 9.8%, to $67,859 during the six months ended June 30, 2026, compared to cost of goods sold of $75,206 during the six months ended June 30, 2025. During the six months ended June 30, 2026, the Outdoor segment received IEEPA tariff refunds of $6,142 which were recognized as a benefit to cost of goods sold and drove the significant decrease from the prior year. The Company previously recognized amounts paid for such tariffs within cost of goods sold.

Gross Profit

Gross profit increased $9,761, or 24.1%, to $50,235 during the six months ended June 30, 2026, compared to gross profit of $40,474 during the six months ended June 30, 2025. Gross margin was 42.5% during the six months ended June 30, 2026, compared to a gross margin of 35.0% during the six months ended June 30, 2025. Gross margin during the six months ended June 30, 2026, increased compared to the prior year as a result of receiving the IEEPA tariff refunds of $6,142, higher volumes and a favorable product mix at the Outdoor segment, as well as a favorable product mix at the Adventure segment. The volume increases at the Outdoor segment were partially offset by lower volumes due to the sale of PIEPS in July 2025. Additionally, the overall increases were partially offset by lower volume at the Adventure segment.

Selling, General and Administrative

Selling, general, and administrative expenses decreased $2,646, or 4.9%, to $50,880 during the six months ended June 30, 2026, compared to selling, general and administrative expenses of $53,526 during the six months ended June 30, 2025. Selling, general and administrative expenses at the Adventure segment decreased by $1,050 primarily as a result of lower marketing, depreciation, amortization, and employee-related costs. Additionally, Corporate costs decreased by $1,919 due to lower outside service and employee-related costs. These decreases were partially offset by increases at the Outdoor segment of $323 primarily as a result of higher outside service, depreciation, and employee-related costs, partially offset by lower costs from PIEPS due to the sale in July 2025, and lower amortization expense.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Restructuring Charges

Restructuring charges were $993 during the six months ended June 30, 2026, compared to restructuring charges of $334 during the six months ended June 30, 2025. The restructuring charges incurred during the six months ended June 30, 2026, relate to benefits provided to employees who were terminated due to the Company’s reduction-in-force as part of its continued realignment of resources within the organization of $673 and athlete sponsorship contract termination costs of $320.

Transaction Costs

Transaction costs decreased to $44 during the six months ended June 30, 2026, compared to transaction costs of $250 during the six months ended June 30, 2025, which consisted of expenses related to the Company’s various acquisition and disposal efforts.

Contingent Consideration Benefit

Contingent consideration benefit increased to $254 during the six months ended June 30, 2026, compared to a contingent consideration benefit of $0 during the six months ended June 30, 2025, which consisted of changes in the estimated fair value of contingent consideration liabilities associated with our acquisition of RockyMounts in 2024.

Legal and Regulatory Matter Costs

Legal and regulatory matter costs decreased to $80 during the six months ended June 30, 2026, compared to legal and regulatory matter costs of $2,462 during the six months ended June 30, 2025, which consisted of expenses related to the Company’s specific legal matters. The expenses during the six months ended June 30, 2026 were offset by the Company’s reversal of an accrued liability for the regulatory matter with the United States Consumer Product Safety Commission.  See Note 14 to our condensed consolidated financial statements for financial information regarding specific legal matters.

Impairment of Indefinite-Lived Intangible Assets

Impairment of indefinite-lived intangible assets decreased to $0 during the six months ended June 30, 2026, compared to impairment of indefinite-lived intangible assets of $1,565 during the six months ended June 30, 2025. Based on the results of the Company’s impairment analysis completed as of June 30, 2025, the Company determined that certain indefinite-lived intangible assets, specifically the PIEPS trademark, were impaired and recognized charges of $1,565 during the six months ended June 30, 2025.

Interest Income, net

Interest income, net decreased to $172 during the six months ended June 30, 2026, compared to interest income, net of $410 during the six months ended June 30, 2025. The decrease in interest income recognized during the six months ended June 30, 2026, was due to lower interest rates on lower cash balances, compared to the prior period.

Other, net

Other, net, changed by $1,058, or 54.5%, to $3,000 during the six months ended June 30, 2026, compared to other, net of $1,942 during the six months ended June 30, 2025. The change in other, net, was primarily attributable to miscellaneous gains related to the Company’s various legal matters and gains in mark-to-market adjustments on non-hedged foreign currency contracts. The change was partially offset by a decrease in remeasurement gains recognized on the Company’s foreign denominated accounts receivable and accounts payable during the six months ended June 30, 2026.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Income Taxes

Income tax expense (benefit) changed by $1,878, or 115.0%, to an expense of $245 during the six months ended June 30, 2026, compared to a benefit of $1,633 during the same period in 2025. Our effective income tax rate was 14.7% for the six months ended June 30, 2026, and differed compared to the statutory tax rates primarily due to the impact of jurisdictional losses in the U.S. and Australia that presently do not provide future tax benefit. For the six months ended June 30, 2025, our effective income tax rate was a benefit of 10.7% and differed compared to the statutory tax rates primarily due to the impact of valuation allowance, stock compensation, and research and experimentation expenditures and credits.

Liquidity and Capital Resources

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

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

At June 30, 2026, we had total cash and restricted cash of $30,857, compared to total cash and restricted cash of $38,195 at December 31, 2025. At June 30, 2026, the Company had $7,901 of the $30,857 in cash and restricted cash held by foreign entities, of which $6,721 is considered permanently reinvested.

The following presents a discussion of cash flows for the condensed consolidated six months ended June 30, 2026 compared with the condensed consolidated six months ended June 30, 2025.

	Six Months Ended
	June 30, 2026	June 30, 2025

Net cash used in operating activities	$(2,393)	$(11,497)
Net cash used in investing activities	(3,009)	(2,990)
Net cash used in financing activities	(2,401)	(1,962)
Effect of foreign exchange rates on cash and restricted cash	465	520
Change in cash and restricted cash	(7,338)	(15,929)
Cash and restricted cash, beginning of year	38,195	45,359
Cash and restricted cash, end of period	$30,857	$29,430

Net Cash From Operating Activities

Net cash used in operating activities was $2,393 during the six months ended June 30, 2026, compared to net cash used in operating activities of $11,497 during the six months ended June 30, 2025. The change in net cash used in operating activities during 2026 is primarily due to an increase in net income and an increase in deferred income taxes compared to the same period in 2025. These impacts were partially offset by a decrease in stock based compensation, a decrease in impairment of indefinite-lived intangible assets, and an increase in cash outflows related to working capital compared to the same period in 2025.

Free cash flow, defined as net cash used in operating activities less capital expenditures, of $5,055 was used during the six months ended June 30, 2026 compared to $14,541 used during the same period in 2025. The Company believes that the

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

non-GAAP measure, free cash flow, provides an understanding of the capital required by the Company to expand its asset base. A reconciliation of free cash flow to the most directly comparable GAAP financial measure is set forth below:

	Six Months Ended
	June 30, 2026	June 30, 2025

Net cash used in operating activities	$(2,393)	$(11,497)
Purchase of property and equipment	(2,662)	(3,044)
Free cash flow	$(5,055)	$(14,541)

Net Cash From Investing Activities

Net cash used in investing activities was $3,009 during the six months ended June 30, 2026, compared to net cash used in investing activities of $2,990 during the six months ended June 30, 2025. The change in cash used in investing activities during the six months ended June 30, 2026 is primarily due to an increase in outflows related to the purchase of businesses and a decrease in proceeds from the disposition of property and equipment compared to the same period in 2025. These impacts were partially offset by a decrease in purchases of property and equipment compared to the same period in 2025.

Net Cash From Financing Activities

Net cash used in financing activities was $2,401 during the six months ended June 30, 2026, compared to net cash used in financing activities of $1,962 during the six months ended June 30, 2025. The change in net cash used in financing activities during the six months ended June 30, 2026 is primarily due to an increase in purchases of treasury stock compared to the same period in 2025.

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

Credit Agreement

As of June 30, 2026, the Company maintained no credit facilities.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2026. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Executive Chairman and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2026, were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d).

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

On January 23, 2025, in connection with a criminal investigation, the Company and BDEL were each served with grand jury subpoenas from the United States Department of Justice requiring the production of documents relating to avalanche transmitters distributed by BDEL. The Company and BDEL cooperated with the investigation and produced all relevant documents. The DOJ had sent letters to Mr. Walbrecht and Rick Vance (BDEL’s former Director of Quality) advising them that they are targets in its investigation of possible criminal conduct. The DOJ also had served two subpoenas upon a current and former employee of BDEL for grand jury testimony, as well as grand jury subpoenas for documents to an advisory entity and to the Company’s former public relations firm and asked to speak with the successor to Mr. Vance’s position. The Company’s Board of Directors has approved indemnity and payment of legal fees for current and former employees subpoenaed by the DOJ, in the same manner and subject to the same conditions described above for Mr. Walbrecht.

On June 4, 2026, the Company received a letter from the DOJ advising that based on information presently known to the government and the principles of federal prosecution, the DOJ has closed this investigation as to the Company and BDEL.  On the same date, Messrs. Walbrecht and Vance received similar letters from the DOJ advising each of them that the DOJ

CLARUS CORPORATION

had closed the investigation as to them. The Company has not received any further correspondence from the CPSC relating to the above matters.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and Part II, Item 1A. of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

CLARUS CORPORATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended June 30, 2026 that were not registered under the Securities Act of 1933, as amended.

Issuer Repurchases of Equity Securities

On August 1, 2022, the Company announced that its Board of Directors implemented a stock repurchase program that allows the repurchase of up to $50,000,000 of the Company’s outstanding common stock. During the quarter ended June 30, 2026, the Company purchased 153,331 shares of the Company’s common stock for $447,047 under the Company’s authorized stock repurchase program.

			Total Number of Shares	Maximum Dollar Value
			Purchased as Part of	of Shares that May Yet
	Total Number of	Average Price Paid	Publicly Announced	Be Purchased Under
	Shares Purchased	per Share	Plans or Programs	the Plans or Programs
Period
April 1 to 30, 2026	-	$-	-	$42,829,217
May 1 to 31, 2026	153,331	$2.92	153,331	$42,382,170
June 1 to 30, 2026	-	$-	-	$42,382,170
Total	153,331

ITEM 5. OTHER INFORMATION

During the three month period ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, nor did the Company during such fiscal quarter adopt or terminate any “Rule 10b5-1 trading arrangement”.

CLARUS CORPORATION

ITEM 6. EXHIBITS

Exhibit	Description
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101
*	Filed herewith
**	Furnished herewith

CLARUS CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLARUS CORPORATION
Date: August 6, 2026	By:	/s/ Warren B. Kanders
	Name:	Warren B. Kanders
	Title:	Executive Chairman
(Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Michael J. Yates
	Name:	Michael J. Yates
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)