Form 10-Q
period 2026-09-30
Clarus Corp
filed 2026-11-05
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2026

or

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

As of October 29, 2026, there were 38,288,155 shares of common stock, par value $0.0001, outstanding.

CLARUS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash	$20,792	$36,691
Accounts receivable, less allowance for
credit losses of $1,335 and $1,121	59,525	44,839
Inventories	94,074	83,028
Prepaid and other current assets	7,463	5,457
Income tax receivable	574	1,407
Total current assets	182,428	171,422

Property and equipment, net	19,761	18,255
Other intangible assets, net	20,243	23,761
Indefinite-lived intangible assets	19,600	19,600
Deferred income taxes	55	55
Other long-term assets	21,355	15,935
Total assets	$263,442	$249,028

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$20,288	$15,907
Accrued liabilities	23,609	24,403
Income tax payable	792	179
Total current liabilities	44,689	40,489

Deferred income taxes	1,324	1,418
Other long-term liabilities	16,312	10,728
Total liabilities	62,325	52,635

Stockholders’ Equity
Preferred stock, $0.0001 par value per share; 5,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value per share; 100,000 shares authorized; 43,104 and 43,054 issued and 38,288 and 38,402 outstanding, respectively	4	4
Additional paid in capital	704,947	703,487
Accumulated deficit	(455,451)	(457,253)
Treasury stock, at cost	(33,635)	(33,156)
Accumulated other comprehensive loss	(14,748)	(16,689)
Total stockholders’ equity	201,117	196,393
Total liabilities and stockholders’ equity	$263,442	$249,028

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	September 30, 2026	September 30, 2025

Sales
Domestic sales	$30,520	$28,261
International sales	40,698	41,086
Total sales	71,218	69,347

Cost of goods sold	42,028	44,981
Gross profit	29,190	24,366

Operating expenses
Selling, general and administrative	25,273	26,155
Restructuring charges	196	155
Transaction costs	323	436
Contingent consideration benefit	-	(355)
Legal and regulatory matter costs	63	1,001

Total operating expenses	25,855	27,392

Operating income (loss)	3,335	(3,026)

Other income (expense)
Interest income, net	86	108
Other, net	265	(943)

Total other income (expense), net	351	(835)

Income (loss) before income tax	3,686	(3,861)
Income tax expense (benefit)	424	(2,244)
Net income (loss)	3,262	(1,617)

Other comprehensive income, net of tax:
Foreign currency translation adjustment	699	850
Unrealized gain on hedging activities	3	868
Other comprehensive income	702	1,718
Comprehensive income	$3,964	$101

Net income (loss) per share:
Basic	$0.09	$(0.04)
Diluted	0.09	(0.04)

Weighted average shares outstanding:
Basic	38,288	38,402
Diluted	38,295	38,402

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended
	September 30, 2026	September 30, 2025

Sales
Domestic sales	$79,922	$77,794
International sales	109,390	107,233
Total sales	189,312	185,027

Cost of goods sold	109,887	120,187
Gross profit	79,425	64,840

Operating expenses
Selling, general and administrative	76,153	79,681
Restructuring charges	1,189	489
Transaction costs	367	686
Contingent consideration benefit	(254)	(355)
Legal and regulatory matter costs	143	3,463
Impairment of indefinite-lived intangible assets	-	1,565

Total operating expenses	77,598	85,529

Operating income (loss)	1,827	(20,689)

Other income
Interest income, net	258	518
Other, net	3,265	999

Total other income, net	3,523	1,517

Income (loss) before income tax	5,350	(19,172)
Income tax expense (benefit)	669	(3,877)
Net income (loss)	4,681	(15,295)

Other comprehensive income, net of tax:
Foreign currency translation adjustment	1,938	7,244
Unrealized gain (loss) on hedging activities	3	(883)
Other comprehensive income	1,941	6,361
Comprehensive income (loss)	$6,622	$(8,934)

Net income (loss) per share:
Basic	$0.12	$(0.40)
Diluted	0.12	(0.40)

Weighted average shares outstanding:
Basic	38,355	38,390
Diluted	38,358	38,390

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash Flows From Operating Activities:
Net income (loss)	$4,681	$(15,295)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property and equipment	3,066	2,654
Amortization of other intangible assets	5,583	6,586
Impairment of indefinite-lived intangible assets	-	1,565
Loss on sale of business	-	410
Accretion of notes payable	-	92
Loss on disposition of property and equipment	197	424
Noncash lease expense	2,768	2,673
Contingent consideration benefit	(254)	(355)
Stock-based compensation	1,460	4,568
Deferred income taxes	(434)	(4,428)
Changes in operating assets and liabilities, net of dispositions:
Accounts receivable	(14,976)	(7,951)
Inventories	(10,804)	(5,359)
Prepaid and other assets	(1,493)	(763)
Accounts payable	3,458	(1,493)
Accrued liabilities	(3,373)	147
Income taxes	1,516	(709)
Net cash used in operating activities	(8,605)	(17,234)

Cash Flows From Investing Activities:
Proceeds from sale of business, net of cash	-	7,813
Purchase of business, net of cash acquired	(375)	-
Proceeds from disposition of property and equipment	31	70
Purchases of property and equipment	(3,845)	(4,259)
Net cash (used in) provided by investing activities	(4,189)	3,624

Cash Flows From Financing Activities:
Purchase of treasury stock	(479)	(42)
Cash dividends paid	(2,879)	(2,880)
Net cash used in financing activities	(3,358)	(2,922)

Effect of foreign exchange rates on cash and restricted cash	691	681

Change in cash and restricted cash	(15,461)	(15,851)
Cash and restricted cash, beginning of year	38,195	45,359
Cash and restricted cash, end of period	$22,734	$29,508

Supplemental Disclosure of Cash Flow Information:
Cash (received) paid for income taxes	$(781)	$871
Cash paid for interest	$-	$16
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Contingent consideration for business acquisitions	$499	$-
Purchases of property and equipment incurred but not paid	$819	$77
Lease liabilities arising from obtaining right-of-use assets	$7,249	$485

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

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except per share amounts)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Loss	Equity

Balance, December 31, 2025	43,054	$4	$703,487	$(457,253)	(4,652)	$(33,156)	$(16,689)	$196,393
Net loss	-	-	-	(3,295)	-	-	-	(3,295)
Other comprehensive income	-	-	-	-	-	-	398	398
Cash dividends ($0.025 per share)	-	-	-	(961)	-	-	-	(961)
Purchase of treasury stock	-	-	-	-	(11)	(32)	-	(32)
Stock-based compensation expense	-	-	1,154	-	-	-	-	1,154
Shares issued from restricted stock units	50	-	-	-	-	-	-	-
Balance, March 31, 2026	43,104	$4	$704,641	$(461,509)	(4,663)	$(33,188)	$(16,291)	$193,657
Net income	-	-	-	4,714	-	-	-	4,714
Other comprehensive income	-	-	-	-	-	-	841	841
Cash dividends ($0.025 per share)	-	-	-	(961)	-	-	-	(961)
Purchase of treasury stock	-	-	-	-	(153)	(447)	-	(447)
Stock-based compensation expense	-	-	268	-	-	-	-	268
Balance, June 30, 2026	43,104	$4	$704,909	$(457,756)	(4,816)	$(33,635)	$(15,450)	$198,072
Net income	-	-	-	3,262	-	-	-	3,262
Other comprehensive income	-	-	-	-	-	-	702	702
Cash dividends ($0.025 per share)	-	-	-	(957)	-	-	-	(957)
Stock-based compensation expense	-	-	38	-	-	-	-	38
Balance, September 30, 2026	43,104	$4	$704,947	$(455,451)	(4,816)	$(33,635)	$(14,748)	$201,117

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and its subsidiaries (which may be collectively referred to as the “Company,” “Clarus,” “we,” “us” or “our”) as of September 30, 2026 and December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025, have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), instructions to the Quarterly Report on Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments, except as otherwise disclosed) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be obtained for the year ending December 31, 2026. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2026.

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

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Restricted Cash

Restricted cash primarily includes cash and highly liquid instruments that are used as collateral for certain lease agreements which will affect the amount of cash the Company has available for other uses. Restricted cash is recorded in Other long-term assets on the condensed consolidated balance sheets. The following table provides a reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets to the condensed consolidated statements of cash flows as of September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025
Cash	$20,792	$36,691
Restricted cash included in Other long-term assets	1,942	1,504
Total cash and restricted cash shown in the statements of cash flows	$22,734	$38,195

Changes in Laws and Regulations

In February 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the President to impose tariffs thereunder. In April 2026, U.S. Customs and Border Protection announced a new administrative process for importers to obtain refunds of certain tariffs imposed under IEEPA.

The Company has submitted eligible refund claims through the established refund process. In the three and nine months ended September 30, 2026, we recognized pre-tax benefits from tariff refunds received of $69 and $6,211, respectively, related to tariffs incurred in 2025 and 2026 at the Outdoor segment, and $495 in both the three and nine months ended September 30, 2026 related to tariffs incurred in 2025 and 2026 at the Adventure segment, all of which are recorded within Cost of goods sold in the condensed consolidated statements of comprehensive income (loss).

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

NOTE 2. ACQUISITIONS

ONWRD

On June 18, 2026, Clarus and its wholly-owned subsidiary, Rhino-Rack USA LLC, entered into an Asset Purchase Agreement (the “ONWRD Purchase Agreement”) with ONWRD LLC (“ONWRD”) and Jared Peterson, Skyler Pinnick, and Ryan Price, pursuant to which the Company acquired certain assets of ONWRD (the “ONWRD Acquisition”),

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

including inventory, intellectual property, software, domain names and social media accounts. The Company assumed specified liabilities relating to the acquired assets, including obligations arising under certain assigned contracts from and after the closing of the ONWRD Acquisition on June 18, 2026.

Pursuant to the ONWRD Purchase Agreement, the purchase price paid and payable in connection with the ONWRD Acquisition includes (i) $375 paid in cash at closing, subject to adjustment as set forth in the ONWRD Purchase Agreement and (ii) additional contingent payments based on the achievement of specified net sales thresholds and royalty payments based on net sales of certain products (the “ONWRD Contingent Consideration”). The Company estimated the initial fair value of the ONWRD Contingent Consideration to be $499 and recorded the related liabilities within accrued liabilities and other long-term liabilities. See Note 9 for discussion regarding the valuation of the ONWRD Contingent Consideration as of September 30, 2026. The ONWRD Acquisition was accounted for as a business combination.

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

No pre-existing relationships existed between the Company and ONWRD or the other parties to the ONWRD Purchase Agreement prior to the ONWRD Acquisition. ONWRD revenue and operating income are included in the Adventure segment. Total revenue and net income of ONWRD from the date of the ONWRD Acquisition through September 30, 2026 were not material to the Company’s consolidated financial statements.

NOTE 3. INVENTORIES

Inventories, as of September 30, 2026 and December 31, 2025, were as follows:

	September 30, 2026	December 31, 2025
Finished goods	$90,540	$79,584
Work-in-process	46	338
Raw materials and supplies	3,488	3,106
	$94,074	$83,028

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment, net, as of September 30, 2026 and December 31, 2025, were as follows:

	September 30, 2026	December 31, 2025

Land	$2,850	$2,850
Building and improvements	8,002	8,356
Furniture and fixtures	4,933	5,194
Computer hardware and software	9,842	8,278
Machinery and equipment	16,873	16,246
Construction in progress	4,115	968
	46,615	41,892
Less accumulated depreciation	(26,854)	(23,637)
	$19,761	$18,255

Depreciation expense for the three months ended September 30, 2026 and 2025 was $1,079 and $894, respectively, and for the nine months ended September 30, 2026 and 2025 was $3,066 and $2,654, respectively.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill by segment as of September 30, 2026 and December 31, 2025 was as follows:

	Outdoor	Adventure	Total

Gross value of goodwill	$29,507	$96,966	$126,473
Accumulated goodwill impairments adjusted for impact of foreign currency exchange rates	(29,507)	(96,966)	(126,473)
	$-	$-	$-

Indefinite-Lived Intangible Assets

Trademarks classified as indefinite-lived intangible assets of $19,600 as of September 30, 2026 and December 31, 2025 were all related to the Black Diamond brand.

Other Intangible Assets, net

The following table summarizes the changes in gross other intangible assets:

Gross balance at December 31, 2025	$77,740

Increase due to ONWRD Acquisition	646
Impact of foreign currency exchange rates	4,454

Gross balance at September 30, 2026	$82,840

Other intangible assets, net of amortization as of September 30, 2026 and December 31, 2025, were as follows:

	September 30, 2026
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life
Intangibles subject to amortization
Customer relationships	$62,335	$(47,372)	$14,963	13.6 years
Product technologies	17,769	(14,154)	3,615	9.1 years
Tradenames	2,504	(986)	1,518	9.8 years
Non-compete agreements	232	(85)	147	5.0 years
	$82,840	$(62,597)	$20,243	12.5 years

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

Amortization expense for the three months ended September 30, 2026 and 2025, was $1,740 and $2,149, respectively, and for the nine months ended September 30, 2026 and 2025 was $5,583 and $6,586, respectively. Future amortization expense for other intangible assets as of September 30, 2026 is as follows:

Years Ending December 31,	Amortization Expense
2026 (excluding the nine months ended September 30, 2026)	$1,742
2027	5,504
2028	3,947
2029	2,915
2030	2,031
2031	1,457
Thereafter	2,647
$20,243

NOTE 6. ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Accrued liabilities as of September 30, 2026 and December 31, 2025, were as follows:

	September 30, 2026	December 31, 2025

Accrued payroll and related items	$3,400	$2,837
Accrued bonus	3,128	2,005
Designated forward exchange contracts	-	358
Accrued warranty	1,207	1,480
Current lease liabilities	3,085	3,021
Accrued commissions	1,066	576
Sales returns and rebates	2,947	3,300
Contingent consideration liabilities	160	254
Accrued CPSC regulatory matter	-	2,500
Accrued legal expenses	362	1,183
Restructuring liabilities	-	407
Other	8,254	6,482
	$23,609	$24,403

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Other long-term liabilities as of September 30, 2026 and December 31, 2025, were as follows:

	September 30, 2026	December 31, 2025

Long-term lease liabilities	$14,447	$9,266
Contingent consideration liabilities	339	-
Other	1,526	1,462
	$16,312	$10,728

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

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s primary exchange rate risk management objective was to attempt to mitigate the uncertainty of anticipated cash flows attributable to changes in foreign currency exchange rates. The Company primarily focused on mitigating changes in cash flows resulting from sales denominated in currencies other than the U.S. dollar. The Company managed this risk primarily by using currency forward and option contracts. If the anticipated transactions were deemed probable, the resulting relationships were formally designated as cash flow hedges. The Company accounted for these contracts as cash flow hedges and tested effectiveness by determining whether changes in the expected cash flow of the derivative offset, within a range, changes in the expected cash flow of the hedged item. The Company maintained no derivative contracts as of September 30, 2026.

The Company held the following contracts designated as hedging instruments as of December 31, 2025:

December 31, 2025
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	$1,208	February 2026
Foreign exchange contracts - Euros	€ 3,134	February 2026

For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive loss and reclassified to sales in the period the underlying hedged transaction is recognized in earnings. Gains (losses) of $0 and ($641) were reclassified to sales during the three months ended September 30, 2026 and 2025, respectively, and $0 and ($1,068) were reclassified to sales during the nine months ended September 30, 2026 and 2025, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss (“AOCI”) primarily consists of foreign currency translation adjustments and changes in our forward foreign exchange contracts. The following table sets forth the changes in AOCI, net of tax, for the three months ended September 30, 2026:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of June 30, 2026	$(15,447)	$(3)	$(15,450)
Current period other comprehensive income	699	3	702
Balance as of September 30, 2026	$(14,748)	$-	$(14,748)

The following table sets forth the changes in AOCI, net of tax, for the three months ended September 30, 2025:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of June 30, 2025	$(18,464)	$(1,425)	$(19,889)
Other comprehensive income before reclassifications	850	384	1,234
Amounts reclassified from other comprehensive income	-	484	484
Net current period other comprehensive income	850	868	1,718
Balance as of September 30, 2025	$(17,614)	$(557)	$(18,171)

The following table sets forth the changes in AOCI, net of tax, for the nine months ended September 30, 2026:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2025	$(16,686)	$(3)	$(16,689)
Current period other comprehensive income	1,938	3	1,941
Balance as of September 30, 2026	$(14,748)	$-	$(14,748)

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

There were no unrealized gains on cash flow hedges for foreign exchange contracts for the three and nine months ended September 30, 2026. The effects on net income of amounts reclassified from unrealized gains on cash flow hedges for foreign exchange contracts for the three and nine months ended September 30, 2025, were as follows:

	Gains (losses) reclassified from AOCI to the Consolidated Statements of Comprehensive Income (Loss)
Affected line item in the Consolidated	Three Months Ended	Nine Months Ended
Statements of Comprehensive Income (Loss)	September 30, 2025	September 30, 2025
Foreign exchange contracts:
Sales	$(641)	$(1,068)
Less: Income tax benefit	(157)	(262)
Amount reclassified, net of tax	$(484)	$(806)

Total reclassifications from AOCI	$(484)	$(806)

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

Items Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026
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

Pursuant to the purchase of ONWRD during the nine months ended September 30, 2026, the purchase price paid and payable in connection with the ONWRD Acquisition includes the payment of additional contingent consideration based on the achievement of specified net sales thresholds and royalty payments based on net sales of certain products of up to $499. The Company estimated the initial fair value of the contingent consideration liabilities using an income approach method. Significant unobservable inputs used in the valuation of contingent consideration liabilities related to the ONWRD Acquisition included a discount rate of 15.0%.

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

The following table summarizes the changes in contingent consideration liabilities:

	RockyMounts	ONWRD	Total

Balance at December 31, 2025	$254	$-	$254

Increase due to ONWRD Acquisition	-	499	499
Fair value adjustments	(254)	-	(254)

Balance at September 30, 2026	$-	$499	$499

As the contingent consideration liabilities are remeasured to fair value each reporting period, significant increases or decreases in projected sales, discount rates or the time until payment is made could have resulted in a significantly lower or higher fair value measurement. Our determination of fair value of the contingent consideration liabilities could change in future periods based on our ongoing evaluation of these significant unobservable inputs. As of September 30, 2026, the net sales threshold required for the payment of the 2026 portion of the RockyMounts contingent consideration is not expected to be met during the measurement period ending December 31, 2026.

NOTE 10. STOCKHOLDERS’ EQUITY

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis. The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. On November 4, 2026, the Company announced that its Board of Directors approved the payment on November 25, 2026 of the Quarterly Cash Dividend of $0.025 to the record holders of shares of the Company’s common stock as of the close of business on November 16, 2026.

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

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Weighted average shares outstanding - basic	38,288	38,402	38,355	38,390
Effect of dilutive stock awards	7	-	3	-
Weighted average shares outstanding - diluted	38,295	38,402	38,358	38,390

Net income (loss) per share:
Basic	$0.09	$(0.04)	$0.12	$(0.40)
Diluted	0.09	(0.04)	0.12	(0.40)

For the three months ended September 30, 2026 and 2025, equity awards of 4,398 and 4,685, respectively, and for the nine months ended September 30, 2026 and 2025, equity awards of 4,467 and 4,531, respectively, were excluded from the calculation of earnings (loss) per share for these periods as they were anti-dilutive.

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

Options Granted:

During the nine months ended September 30, 2026, the Company issued stock option awards for an aggregate of 80 shares of Common Stock under the Amended and Restated 2015 Plan to directors of the Company. The 80 stock options shall vest and become exercisable within one year from the date of the grant. All of the issued stock options expire ten years from the date of the grant.

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Options Granted During the Nine Months Ended September 30, 2026

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

The grant date fair value of the stock options granted during the nine months ended September 30, 2026 was $101, which will be recognized over the vesting period of the options.

During the nine months ended September 30, 2026, the Company did not issue any restricted stock unit awards under the Amended and Restated 2015 Plan to directors and employees of the Company.

The total non-cash stock compensation expense related to grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted stock unit awards recorded by the Company for the three months ended September 30, 2026 and 2025 was $38 and $1,544, respectively, and for the nine months ended September 30, 2026 and 2025 was $1,460 and $4,568, respectively. For the three and nine months ended September 30, 2026 and 2025, the majority of stock-based compensation costs were classified as selling, general and administrative expenses.

As of September 30, 2026, there were 90 unvested stock options and unrecognized compensation cost of $102 related to unvested stock options, as well as 1,000 unvested restricted stock unit awards and unrecognized compensation costs of $0 related to unvested restricted stock unit awards.

NOTE 13. RESTRUCTURING

Starting in 2023, the Company began incurring expenses to facilitate long-term sustainable growth through cost reduction actions, consisting of employee reductions, facility rationalization and contract termination costs. During the three months ended September 30, 2026 and 2025, the Company incurred $196 and $155, respectively, and during the nine months ended September 30, 2026 and 2025, the Company incurred $1,189 and $489, respectively, of restructuring charges related to these actions. The Company has incurred $7,327 of cumulative restructuring charges since the commencement of our restructuring actions in 2023. The Company accrues for restructuring costs when they are probable and reasonably estimable. Restructuring costs include severance costs, exit costs, and other restructuring costs and are included in Restructuring charges in the condensed consolidated statements of comprehensive income (loss). Severance costs primarily consist of severance benefits through payroll continuation, conditional separation costs and employer tax liabilities, while exit costs primarily consist of lease exit and contract termination costs. Other costs consist primarily of costs related to the discontinuance of certain product lines and are distinguishable and directly attributable to the Company’s restructuring initiative and not a result of external market factors associated with the ongoing business. We estimate that we will incur additional employee-related and facility exit restructuring costs in 2026; however, the Company cannot estimate the total amount expected to be incurred at this time as cost reduction actions continue to be evaluated.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The Company currently anticipates completing these restructuring activities in 2026; however, the timing and scope of these actions may change, and additional actions may be taken, depending on business conditions and other factors.

The following table summarizes the restructuring charges, payments and the remaining liabilities related to restructuring costs at September 30, 2026, which are included within accrued liabilities in the condensed consolidated balance sheets:

	Outdoor	Adventure	Corporate	Total
Balance at December 31, 2025	$407	$-	$-	$407
Charges to expense:
Employee termination benefits	680	119	-	799
Exit costs	390	-	-	390
Total restructuring charges	$1,070	$119	$-	$1,189
Cash payments and non-cash charges:
Cash payments	(1,477)	(119)	-	(1,596)
Balance at September 30, 2026	$-	$-	$-	$-

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

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

U.S. Consumer Product Safety Commission

In January 2021, Black Diamond Equipment, Ltd. (“BDEL”) filed a Section 15(b) report with the U.S. Consumer Product Safety Commission (“CPSC”) outlining its new cradle solution for certain models of its avalanche beacon transceivers to prevent such transceivers from switching unexpectedly out of “send” mode. The proposed new cradle solution was designed to improve transceiver safety by locking the transceiver into “send” mode prior to use so that it would not switch unexpectedly out of “send” mode. BDEL also requested approval for the CPSC Fast-Track Program for a voluntary product recall to implement this cradle solution. The CPSC approved the recall and entered into a Corrective Action Plan agreement with BDEL in March 2021. BDEL received a letter from the CPSC, dated October 28, 2021, stating that the CPSC is investigating whether BDEL has timely complied with the reporting requirements of Section 15(b) of the Consumer Product Safety Act and related regulations regarding certain models of avalanche transceivers switching unexpectedly out of “send” mode.

Separately, on April 21, 2022, BDEL filed a Section 15(b) report and applied for Fast-Track consideration for a voluntary recall, consisting of free repair or replacement of such malfunctioning models of avalanche transceivers, which would not switch from “send” mode to “search” mode due to an electronic malfunction in the reed switch or foil. The CPSC approved the recall and entered into a Corrective Action Plan agreement with BDEL in August 2022. BDEL received a letter from the CPSC, dated January 17, 2023, stating that the CPSC is investigating whether BDEL has timely complied with the reporting requirements of Section 15(b) of the Consumer Product Safety Act and related regulations regarding the malfunction in the reed switch or foil in certain models of avalanche transceivers switching out of “search” mode. BDEL responded to the CPSC’s investigation by letter dated March 31, 2023, accompanied with documents responsive to the CPSC’s requests. The CPSC asked for further clarification and documents, and BDEL sent a responsive letter accompanied by additional documents on June 23, 2023. On September 6, 2023, the CPSC requested further clarification and information regarding the reed switch issue, to which BDEL responded on October 6, 2023 and October 13, 2023.

By letter dated October 12, 2023, the CPSC staff advised BDEL that it will recommend that the CPSC impose civil penalties of $16,025 for allegedly failing to timely report the alleged defect in certain models of avalanche transceivers switching unexpectedly out of “send” mode, and a $110 fine for an alleged material misrepresentation. By letter dated December 18, 2023, the CPSC staff advised BDEL that it will recommend that the CPSC impose a civil penalty of $9,000 for allegedly failing to timely report the alleged defect in certain models of avalanche transceivers switching unexpectedly out of “search” mode due to an electronic malfunction in the reed switch or foil laminate.

On November 20, 2023 and February 8, 2024, respectively, BDEL submitted opposition statements disputing the CPSC staff’s conclusions, including the amount of any potential penalties. The CPSC ultimately disagreed with our position and the agency voted to refer the matter to the U.S. Department of Justice for further proceedings. To the extent the civil penalty matters remain pending, the Company and BDEL intend to vigorously defend against any claims which may be asserted against them by the Department of Justice or the CPSC. Any potential loss contingency for BDEL relating to either of these matters is not determinable or reasonably estimable.

John C. Walbrecht, the former President of BDEL and the Company, received a letter from the CPSC dated June 25, 2024, alleging that in his personal capacity he knowingly violated the Consumer Product Safety Act by failing to timely report that the beacons in question contained a defect. The staff of the CPSC recommended a $5,000 fine against Mr. Walbrecht personally. Pursuant to the Company’s by-laws, the Company has agreed to indemnify Mr. Walbrecht and advance his legal fees, and he has provided an undertaking to repay those expenses if it is ultimately determined that he was not entitled to indemnification. On August 26, 2024, Mr. Walbrecht’s independent counsel denied the allegations and rejected the proposed penalty.

On January 23, 2025, in connection with a criminal investigation, the Company and BDEL were each served with grand jury subpoenas from the United States Department of Justice requiring the production of documents relating to avalanche transmitters distributed by BDEL. The Company and BDEL cooperated with the investigation and produced all relevant

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

documents. The DOJ had sent letters to Mr. Walbrecht and Rick Vance (BDEL’s former Director of Quality) advising them that they are targets in its investigation of possible criminal conduct. The DOJ also had served two subpoenas upon a current and former employee of BDEL for grand jury testimony, as well as grand jury subpoenas for documents to an advisory entity and to the Company’s former public relations firm and asked to speak with the successor to Mr. Vance’s position. With respect to current and former employees, the Company’s Board of Directors has authorized indemnity to the same extent permitted by the Company’s by-laws for officers and directors, including payment of legal fees for independent counsel.

On June 4, 2026, the Company received a letter from the DOJ advising that based on information presently known to the government and the principles of federal prosecution, the DOJ has closed this investigation as to the Company and BDEL.  On the same date, Messrs. Walbrecht and Vance received similar letters from the DOJ advising each of them that the DOJ had closed the investigation as to them. By letters dated November 3, 2026, the CPSC advised the Company that it was removing a number of recalls from active monitoring status. The Company will continue to implement any Corrective Action Plan in place for recalled products and maintain toll-free numbers for consumers to call for information.

On March 13, 2025, the Company received a letter from the CPSC requesting various categories of documents and information in connection with an investigation into whether BDEL sold products that were subject to a recall. The Company has cooperated with that investigation, substantially completed document production, and delivered a narrative explanatory letter to the CPSC on June 18, 2025. On January 28, 2026, the CPSC concluded this investigation without finding any wrongdoing on the part of the Company.

During the three months ended September 30, 2026 and 2025, the Company incurred legal (benefits) expenses of ($20) and $322, respectively, and during the nine months ended September 30, 2026 and 2025, the Company incurred legal expenses of $1,886 and $2,050, respectively, in connection with the above investigation. During the nine months ended September 30, 2026, the Company reversed its previously accrued liability of $2,500 for the CPSC regulatory matter. These legal expenses and the reversal are included in legal and regulatory matter costs in the consolidated statements of comprehensive income (loss).

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

During the three months ended September 30, 2026 and 2025, the Company incurred legal expenses of $83 and $679, respectively, and during the nine months ended September 30, 2026 and 2025, the Company incurred legal expenses of $757 and $1,413, respectively, in connection with the various legal proceedings. These legal expenses are included in legal and regulatory matter costs in the consolidated statements of comprehensive income (loss).

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 15. INCOME TAXES

The Company’s U.S. federal statutory tax rate is 21% and its foreign operations have statutory tax rates of approximately 23% in Austria, 28% in New Zealand, and 30% in Australia.

The difference between the Company’s estimated effective tax rate of 11.5% for the three months ended September 30, 2026, and the U.S. federal statutory tax rate of 21% was primarily due to the Company’s U.S. pre-tax income, which includes the discrete tariff refunds, being offset by a corresponding change in the U.S. valuation allowance and R&D credits. These differences are partially offset by Australian losses that receive no tax benefit due to a full valuation allowance, and by income in foreign jurisdictions with statutory rates above 21%.

The difference between the Company’s estimated effective tax rate of 12.5% for the nine months ended September 30, 2026, and the U.S. federal statutory tax rate of 21% was primarily due to the Company’s U.S. pre-tax income, which includes the discrete tariff refunds, being offset by a corresponding change in the U.S. valuation allowance and R&D credits. These differences are partially offset by Australian losses that receive no tax benefit due to a full valuation allowance, and by income in foreign jurisdictions with statutory rates above 21%.

As of December 31, 2025, the Company’s gross deferred tax asset was $40,300. The Company has recorded a valuation allowance of $29,315, resulting in a net deferred tax asset of $10,985, before deferred tax liabilities of $12,348. As of September 30, 2026 and December 31, 2025, the Company has provided a full valuation allowance against all of the U.S. deferred tax assets because the ultimate realization of those assets did not meet the more-likely-than-not criteria. Part of the Company’s deferred tax assets consist of net operating loss carryforwards (“NOLs”) for federal tax purposes. If a change in control were to occur, these could be limited under Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Financial information for our segments, as well as revenue by geography, which the Company believes provides a meaningful depiction how the nature, timing and uncertainty of revenue are affected by economic factors, is as follows:

	Three Months Ended September 30, 2026
	Outdoor	Adventure	Total
Sales
Domestic sales	$26,453	$4,067	$30,520
International sales	28,277	12,421	40,698
Total sales	54,730	16,488	71,218
Cost of goods sold	32,563	9,357
Inventory fair value of purchase accounting	-	108
Selling, general and administrative	14,861	8,405
Restructuring charges	185	11
Legal and regulatory matter benefit	(21)	-
Segment operating income (loss)	$7,142	$(1,393)	$5,749
Corporate costs			(2,414)
Interest income, net			86
Other, net			265
Income before income tax			$3,686

	Three Months Ended September 30, 2025
	Outdoor	Adventure	Total
Sales
Domestic sales	$24,140	$4,121	$28,261
International sales	24,548	16,538	41,086
Total sales	48,688	20,659	69,347
Cost of goods sold	31,174	13,807
Selling, general and administrative	13,556	8,774
Restructuring charges	1	154
Transaction costs	414	-
Contingent consideration benefit	-	(355)
Legal and regulatory matter costs	322	-
Segment operating income (loss)	$3,221	$(1,721)	$1,500
Corporate costs			(4,526)
Interest income, net			108
Other, net			(943)
Loss before income tax			$(3,861)

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

	Nine Months Ended September 30, 2026
	Outdoor	Adventure	Total
Sales
Domestic sales	$67,548	$12,374	$79,922
International sales	71,830	37,560	109,390
Total sales	139,378	49,934	189,312
Cost of goods sold	80,387	29,392
Inventory fair value of purchase accounting	-	108
Selling, general and administrative	43,435	25,132
Restructuring charges	1,070	119
Contingent consideration benefit	-	(254)
Legal and regulatory matter benefit	(615)	-
Segment operating income (loss)	$15,101	$(4,563)	$10,538
Corporate costs			(8,711)
Interest income, net			258
Other, net			3,265
Income before income tax			$5,350

	Nine Months Ended September 30, 2025
	Outdoor	Adventure	Total
Sales
Domestic sales	$63,455	$14,339	$77,794
International sales	66,217	41,016	107,233
Total sales	129,672	55,355	185,027
Cost of goods sold	83,957	35,620
Inventory fair value of purchase accounting	-	120
Other inventory reserves	490	-
Selling, general and administrative	41,807	26,551
Restructuring charges	132	357
Transaction costs	570	40
Contingent consideration benefit	-	(355)
Legal and regulatory matter costs	2,050	-
Impairment of indefinite-lived intangible assets	1,565	-
Segment operating loss	$(899)	$(6,978)	$(7,877)
Corporate costs			(12,812)
Interest income, net			518
Other, net			999
Loss before income tax			$(19,172)

There were no intersegment sales between the Outdoor and Adventure segments for the three and nine month periods presented. The selling, general, and administrative costs for the three and nine months ended September 30, 2026 include $150 and $450, respectively, of expense paid to Corporate for the lease of the Salt Lake City headquarters. Corporate costs are reduced by the same amount in the respective periods.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Total assets by segment, as of September 30, 2026 and December 31, 2025, were as follows:

	September 30, 2026	December 31, 2025

Outdoor	$167,258	$145,902
Adventure	76,609	84,086
Corporate	19,575	19,040
	$263,442	$249,028

Capital expenditures, depreciation and amortization by segment is as follows.

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Capital expenditures:
Outdoor	$1,157	$1,081	$3,689	$3,868
Adventure	26	134	156	391
Total capital expenditures	$1,183	$1,215	$3,845	$4,259
Depreciation:
Outdoor	$611	$550	$1,862	$1,590
Adventure	405	344	1,016	1,064
Corporate	63	-	188	-
Total depreciation	$1,079	$894	$3,066	$2,654
Amortization:
Outdoor	$28	$222	$412	$750
Adventure	1,712	1,927	5,171	5,836
Total amortization	$1,740	$2,149	$5,583	$6,586

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

Potential risks and uncertainties that could cause the actual results of operations or financial condition of the Company to differ materially from those expressed or implied by forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, the overall level of consumer demand for our products; the highly competitive nature of our markets and the potential for rapid or significant changes in consumer preferences; general economic conditions and other factors affecting consumer confidence, preferences, and behavior; the potential impact of the uncertain macroeconomic environment on our financial results, including, but not limited to, the effects of sustained global inflationary pressures and interest rates, potential economic slowdowns or recessions, trade restrictions and regulatory changes, and global supply chain disruptions; the effect of inflation on our business, including any future pricing actions taken in an effort to mitigate the effects of inflation and potential impacts on our revenue, operating margins and net income; disruption and volatility in the global currency, capital and credit markets; the impact of changes in tariffs, tax laws, global trade policies as well as instability and volatility in global markets; the financial strength of retail economies and the Company’s customers; the Company’s ability to implement its business strategy; our ability to accurately forecast demand and manage inventory levels, including the risk of excess or obsolete inventory, increased discounting, or lost sales; the Company’s ability to execute and integrate acquisitions, as well as to complete dispositions and effectively manage the associated separation and transition risks, including those related to the prior sale of PIEPS; the Company’s exposure to product liability or product warranty claims and other loss contingencies, including, without limitation, recalls and liability claims relating to certain avalanche beacon transceivers distributed by BDEL; disruptions and other impacts to the Company’s business, as a result of an outbreak of disease or similar public health threat, and government actions and restrictive measures implemented in response; stability of the Company’s manufacturing facilities and suppliers, as well as consumer demand for our products, in light of disease epidemics and health-related concerns; disruptions in our supply chain, third-party logistics providers, or distribution facilities; the impact that global climate change trends may have on the Company and its suppliers and customers, increased focus on sustainability issues as a result of global climate change; regulatory or market responses to global climate change; compliance costs and potential liabilities related to environmental requirements, including those associated with Per- and Polyfluoroalkyl Substances (PFAS); the Company’s ability to protect patents, trademarks and other intellectual property rights; any breaches of, or interruptions in, our information systems; the ability of our information technology systems or information security systems to operate effectively, including as a result of security breaches, viruses, hackers, malware, natural disasters, vendor business interruptions or other causes; our ability to properly maintain, protect, repair or upgrade our information technology systems or information security systems, or problems arising in connection with our transition to upgraded or replacement systems; the impact of adverse publicity about the Company and/or its brands and products, including without limitation, through social media or in connection with brand damaging events and/or public perception; the potential impact of the Consumer Product Safety Commission’s and the U.S. Department of Justice’s investigations related to BDEL’s reporting obligations under the Consumer Product Safety Act in connection with BDEL’s recall of certain models of its avalanche transceivers on our business, results of operations, and financial condition; fluctuations in the price, availability and quality of raw materials and contracted products as well as foreign currency fluctuations; ongoing disruptions and delays in the shipping and transportation of our products due to port congestion, container ship availability and/or other logistical challenges; the impact of political unrest, natural disasters or other crises, terrorist acts, acts of war and/or military operations; our ability to utilize our net operating loss carryforwards; changes in tax laws and liabilities, tariffs, legal, regulatory, political and

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

economic risks; the Company’s ability to maintain a quarterly dividend; our ability to obtain additional capital and funding on acceptable terms to meet our financial obligations as well as to support our business operations and growth initiatives; any material differences in the actual financial results of the Company’s past and future acquisitions and dispositions, including the impact of such transactions and any related recognition of impairment or other charges, such as the prior impairments recognized in the Outdoor and Adventure segments and the potential that we may be required to take additional write-downs or write-offs, restructuring charges, impairment charges, or other charges in the future, on the Company’s future earnings per share; the Company’s review of strategic alternatives, including the timing and outcome of the review, whether the review results in any transaction or other strategic outcome, whether and when the Company provides further updates, and the potential impact of the review on the Company’s business and operations; and other risks and uncertainties set forth in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, which are incorporated herein by reference. More information on potential factors that could affect the Company’s financial results is included from time to time in the Company’s public reports filed with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to the Company as of the date of this Quarterly Report on Form 10-Q, and speak only as of the date hereof. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

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

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis. The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. On November 4, 2026, the Company announced that its Board of Directors approved the payment on November 25, 2026 of the Quarterly Cash Dividend of $0.025 to the record holders of shares of the Company’s common stock as of the close of business on November 16, 2026.

Restructuring

Starting in 2023, the Company began incurring expenses to facilitate long-term sustainable growth through cost reduction actions, consisting of employee reductions, facility rationalization and contract termination costs. During the three months ended September 30, 2026 and 2025, the Company incurred $196 and $155, respectively, and during the nine months ended September 30, 2026 and 2025, the Company incurred $1,189 and $489, respectively, of restructuring charges related to these actions. The Company has incurred $7,327 of cumulative restructuring charges since the commencement of our restructuring actions in 2023. The Company accrues for restructuring costs when they are probable and reasonably estimable. Restructuring costs include severance costs, exit costs, and other restructuring costs and are included in Restructuring charges in the condensed consolidated statements of comprehensive income (loss). Severance costs primarily consist of severance benefits through payroll continuation, conditional separation costs and employer tax liabilities, while exit costs primarily consist of lease exit and contract termination costs. Other costs consist primarily of costs related to the discontinuance of certain product lines and are distinguishable and directly attributable to the Company’s restructuring initiative and not a result of external market factors associated with the ongoing business. We estimate that we will incur additional employee-related and facility exit restructuring costs in 2026; however, the Company cannot estimate the total amount expected to be incurred at this time as cost reduction actions continue to be evaluated. The Company currently anticipates completing these restructuring activities in 2026; however, the timing and scope of these actions may change, and additional actions may be taken, depending on business conditions and other factors.

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

Results of Operations

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

The following presents a discussion of operations for the three months ended September 30, 2026, compared with the three months ended September 30, 2025.

	Three Months Ended
	September 30, 2026	September 30, 2025

Sales
Domestic sales	$30,520	$28,261
International sales	40,698	41,086
Total sales	71,218	69,347

Cost of goods sold	42,028	44,981
Gross profit	29,190	24,366

Operating expenses
Selling, general and administrative	25,273	26,155
Restructuring charges	196	155
Transaction costs	323	436
Contingent consideration benefit	-	(355)
Legal and regulatory matter costs	63	1,001

Total operating expenses	25,855	27,392

Operating income (loss)	3,335	(3,026)

Other income (expense)
Interest income, net	86	108
Other, net	265	(943)

Total other income (expense), net	351	(835)

Income (loss) before income tax	3,686	(3,861)
Income tax expense (benefit)	424	(2,244)
Net income (loss)	$3,262	$(1,617)

Sales

Total sales increased $1,871, or 2.7%, to $71,218 during the three months ended September 30, 2026, compared to total sales of $69,347 during the three months ended September 30, 2025. The increase in sales was attributable to an increase in sales at the Outdoor segment of $6,042, partially offset by a decrease in sales at the Adventure segment of $4,171.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Sales in the Outdoor segment increased by $306 due to foreign exchange impact from the weakening of the U.S. dollar primarily against the euro during the three months ended September 30, 2026, compared to the prior period. Sales in the Adventure segment increased by $850 due to foreign exchange impact from the weakening of the U.S. dollar against the Australian dollar during the three months ended September 30, 2026, compared to the prior period.

Sales in the Outdoor segment increased due to increases in global wholesale revenue of $4,474, independent global distributor revenue of $1,324, and global direct-to-consumer revenue of $329, partially offset by lower PIEPS revenue of $85 due to the sale of PIEPS in July 2025, compared to the prior period. Sales in the Adventure segment decreased due to an unfavorable wholesale market in Australia for Rhino-Rack and MAXTRAX.

Domestic sales increased $2,259, or 8.0%, to $30,520 during the three months ended September 30, 2026, compared to domestic sales of $28,261 during the three months ended September 30, 2025. The increase in sales was attributable to an increase in sales at the Outdoor segment of $2,313, partially offset by a decrease in sales at the Adventure segment of $54.

International sales decreased $388, or 0.9%, to $40,698 during the three months ended September 30, 2026, compared to international sales of $41,086 during the three months ended September 30, 2025. The decrease in sales was attributable to a decrease in sales at the Adventure segment of $4,117, partially offset by an increase in sales at the Outdoor segment of $3,729.

Cost of Goods Sold

Cost of goods sold decreased $2,953, or 6.6%, to $42,028 during the three months ended September 30, 2026, compared to cost of goods sold of $44,981 during the three months ended September 30, 2025. During the three months ended September 30, 2026, the Adventure and Outdoor segments received IEEPA tariff refunds of $495 and $69, respectively, which were recognized as a benefit to cost of goods sold and contributed to the decrease from the prior year. The Company previously recognized amounts paid for such tariffs within cost of goods sold.

Gross Profit

Gross profit increased $4,824, or 19.8%, to $29,190 during the three months ended September 30, 2026, compared to gross profit of $24,366 during the three months ended September 30, 2025. Gross margin was 41.0% during the three months ended September 30, 2026, compared to a gross margin of 35.1% during the three months ended September 30, 2025. Gross margin during the three months ended September 30, 2026, increased compared to the prior year as a result of receiving the IEEPA tariff refunds of $564, higher volumes and a favorable product mix at the Outdoor segment. These increases were partially offset by lower volume at the Adventure segment. Excluding the IEEPA tariff refunds, gross margin would have been 40.2% for the three months ended September 30, 2026.

Selling, General and Administrative

Selling, general, and administrative expenses decreased $882, or 3.4%, to $25,273 during the three months ended September 30, 2026, compared to selling, general and administrative expenses of $26,155 during the three months ended September 30, 2025. Selling, general and administrative expenses at the Adventure segment decreased by $369 primarily as a result of lower marketing, depreciation, amortization, and employee-related costs. Additionally, Corporate costs decreased by $1,368 due to lower outside service and employee-related costs. These decreases were partially offset by increases at the Outdoor segment of $855 primarily due to higher sales expenses, partially offset by lower amortization costs.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Restructuring Charges

Restructuring charges were $196 during the three months ended September 30, 2026, compared to restructuring charges of $155 during the three months ended September 30, 2025. The restructuring charges incurred during the three months ended September 30, 2026, relate to benefits provided to employees who were terminated due to the Company’s reduction-in-force as part of its continued realignment of resources within the organization of $126 and athlete sponsorship contract termination costs of $70.

Transaction Costs

Transaction costs decreased to $323 during the three months ended September 30, 2026, compared to transaction costs of $436 during the three months ended September 30, 2025, which consisted of expenses related to the Company’s various acquisition and disposal efforts.

Contingent Consideration Benefit

Contingent consideration benefit decreased to $0 during the three months ended September 30, 2026, compared to a contingent consideration benefit of $355 during the three months ended September 30, 2025, which consisted of changes in the estimated fair value of contingent consideration liabilities associated with our acquisition of RockyMounts in 2024.

Legal and Regulatory Matter Costs

Legal and regulatory matter costs decreased by $938, or 93.7%, to $63 during the three months ended September 30, 2026, compared to legal and regulatory matter costs of $1,001 during the three months ended September 30, 2025, which consisted of expenses related to the Company’s specific legal matters. See Note 14 to our condensed consolidated financial statements for financial information regarding specific legal matters.

Interest Income, net

Interest income, net decreased to $86 during the three months ended September 30, 2026, compared to interest income, net of $108 during the three months ended September 30, 2025. The decrease in interest income recognized during the three months ended September 30, 2026, was due to lower interest rates on lower cash balances, compared to the prior period.

Other, net

Other, net, changed by $1,208, or 128.1%, to $265 during the three months ended September 30, 2026, compared to other, net of ($943) during the three months ended September 30, 2025. The change in other, net, was primarily attributable to a decrease in miscellaneous losses and a decrease in remeasurement losses recognized on the Company’s foreign denominated accounts receivable and accounts payable. The change was partially offset by a decrease in gains on mark-to-market adjustments on non-hedged foreign currency contracts during the three months ended September 30, 2026.

Income Taxes

Income tax expense (benefit) changed by $2,668, or 118.9%, to an expense of $424 during the three months ended September 30, 2026, compared to a benefit of $2,244 during the same period in 2025. Our effective income tax rate was 11.5% for the three months ended September 30, 2026, and differed compared to the statutory tax rates primarily due to the Company’s U.S. pre-tax income, which includes the discrete tariff refunds, being offset by a corresponding change in the U.S. valuation allowance and R&D credits. These differences are partially offset by Australian losses that receive no tax benefit due to a full valuation allowance, and by income in foreign jurisdictions with statutory rates above 21%. For the three months ended September 30, 2025, our effective income tax rate was a benefit of 58.1% and differed compared

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

to the statutory tax rates primarily due to the impact of valuation allowance, changes in uncertain tax positions, stock compensation, and research and experimentation expenditures and credits.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

The following presents a discussion of operations for the nine months ended September 30, 2026, compared with the nine months ended September 30, 2025.

	Nine Months Ended
	September 30, 2026	September 30, 2025

Sales
Domestic sales	$79,922	$77,794
International sales	109,390	107,233
Total sales	189,312	185,027

Cost of goods sold	109,887	120,187
Gross profit	79,425	64,840

Operating expenses
Selling, general and administrative	76,153	79,681
Restructuring charges	1,189	489
Transaction costs	367	686
Contingent consideration benefit	(254)	(355)
Legal and regulatory matter costs	143	3,463
Impairment of indefinite-lived intangible assets	-	1,565

Total operating expenses	77,598	85,529

Operating income (loss)	1,827	(20,689)

Other income
Interest income, net	258	518
Other, net	3,265	999

Total other income, net	3,523	1,517

Income (loss) before income tax	5,350	(19,172)
Income tax expense (benefit)	669	(3,877)
Net income (loss)	$4,681	$(15,295)

Sales

Total sales increased $4,285, or 2.3%, to $189,312 during the nine months ended September 30, 2026, compared to total sales of $185,027 during the nine months ended September 30, 2025. The increase in sales was attributable to an increase in sales at the Outdoor segment of $9,706, partially offset by a decrease in sales at the Adventure segment of $5,421.

Sales in the Outdoor segment increased by $2,820 due to foreign exchange impact from the weakening of the U.S. dollar primarily against the euro during the nine months ended September 30, 2026, compared to the prior period. Sales in the

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Adventure segment increased by $3,120 due to foreign exchange impact from the weakening of the U.S. dollar against the Australian dollar during the nine months ended September 30, 2026, compared to the prior period.

Sales in the Outdoor segment increased due to increases in global wholesale revenue of $10,119 and independent global distributor revenue of $1,982, partially offset by lower PIEPS revenue of $2,047 due to the sale of PIEPS in July 2025 and lower global direct-to-consumer revenue of $348, compared to the prior period. Sales in the Adventure segment decreased due to an unfavorable wholesale market in Australia and North America.

Domestic sales increased $2,128, or 2.7%, to $79,922 during the nine months ended September 30, 2026, compared to domestic sales of $77,794 during the nine months ended September 30, 2025. The increase in sales was attributable to an increase in sales at the Outdoor segment of $4,093, partially offset by a decrease in sales at the Adventure segment of $1,965.

International sales increased $2,157, or 2.0%, to $109,390 during the nine months ended September 30, 2026, compared to international sales of $107,233 during the nine months ended September 30, 2025. The increase in sales was attributable to an increase in sales at the Outdoor segment of $5,613, partially offset by a decrease in sales at the Adventure segment of $3,456.

Cost of Goods Sold

Cost of goods sold decreased $10,300, or 8.6%, to $109,887 during the nine months ended September 30, 2026, compared to cost of goods sold of $120,187 during the nine months ended September 30, 2025. During the nine months ended September 30, 2026, the Outdoor and Adventure segments received IEEPA tariff refunds of $6,211 and $495, respectively, which were recognized as a benefit to cost of goods sold and drove the significant decrease from the prior year. The Company previously recognized amounts paid for such tariffs within cost of goods sold.

Gross Profit

Gross profit increased $14,585, or 22.5%, to $79,425 during the nine months ended September 30, 2026, compared to gross profit of $64,840 during the nine months ended September 30, 2025. Gross margin was 42.0% during the nine months ended September 30, 2026, compared to a gross margin of 35.0% during the nine months ended September 30, 2025. Gross margin during the nine months ended September 30, 2026, increased compared to the prior year as a result of receiving the IEEPA tariff refunds of $6,706, higher volumes and a favorable product mix at the Outdoor segment, as well as a favorable product mix at the Adventure segment. The volume increases at the Outdoor segment were partially offset by lower volumes due to the sale of PIEPS in July 2025. Additionally, the overall increases were partially offset by lower volume at the Adventure segment. Excluding the IEEPA tariff refunds, gross margin would have been 38.4% for the nine months ended September 30, 2026.

Selling, General and Administrative

Selling, general, and administrative expenses decreased $3,528, or 4.4%, to $76,153 during the nine months ended September 30, 2026, compared to selling, general and administrative expenses of $79,681 during the nine months ended September 30, 2025. Selling, general and administrative expenses at the Adventure segment decreased by $1,419 primarily as a result of lower marketing, depreciation, amortization, and employee-related costs. Additionally, Corporate costs decreased by $3,287 due to lower outside service and employee-related costs. These decreases were partially offset by increases at the Outdoor segment of $1,178 primarily as a result of higher outside service, depreciation, and employee-related costs, partially offset by lower costs from PIEPS due to the sale in July 2025, and lower amortization expense.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Restructuring Charges

Restructuring charges were $1,189 during the nine months ended September 30, 2026, compared to restructuring charges of $489 during the nine months ended September 30, 2025. The restructuring charges incurred during the nine months ended September 30, 2026, relate to benefits provided to employees who were terminated due to the Company’s reduction-in-force as part of its continued realignment of resources within the organization of $799 and athlete sponsorship contract termination costs of $390.

Transaction Costs

Transaction costs decreased to $367 during the nine months ended September 30, 2026, compared to transaction costs of $686 during the nine months ended September 30, 2025, which consisted of expenses related to the Company’s various acquisition and disposal efforts.

Contingent Consideration Benefit

Contingent consideration benefit decreased to $254 during the nine months ended September 30, 2026, compared to a contingent consideration benefit of $355 during the nine months ended September 30, 2025, which consisted of changes in the estimated fair value of contingent consideration liabilities associated with our acquisition of RockyMounts in 2024.

Legal and Regulatory Matter Costs

Legal and regulatory matter costs decreased to $143 during the nine months ended September 30, 2026, compared to legal and regulatory matter costs of $3,463 during the nine months ended September 30, 2025, which consisted of expenses related to the Company’s specific legal matters. The expenses during the nine months ended September 30, 2026 were offset by the Company’s reversal of an accrued liability for the regulatory matter with the United States Consumer Product Safety Commission.  See Note 14 to our condensed consolidated financial statements for financial information regarding specific legal matters.

Impairment of Indefinite-Lived Intangible Assets

Impairment of indefinite-lived intangible assets decreased to $0 during the nine months ended September 30, 2026, compared to impairment of indefinite-lived intangible assets of $1,565 during the nine months ended September 30, 2025. Based on the results of the Company’s impairment analysis completed as of June 30, 2025, the Company determined that certain indefinite-lived intangible assets, specifically the PIEPS trademark, were impaired and recognized charges of $1,565 during the nine months ended September 30, 2025.

Interest Income, net

Interest income, net decreased to $258 during the nine months ended September 30, 2026, compared to interest income, net of $518 during the nine months ended September 30, 2025. The decrease in interest income recognized during the nine months ended September 30, 2026, was due to lower interest rates on lower cash balances, compared to the prior period.

Other, net

Other, net, changed by $2,266, or 226.8%, to $3,265 during the nine months ended September 30, 2026, compared to other, net of $999 during the nine months ended September 30, 2025. The change in other, net, was primarily attributable to miscellaneous gains related to the Company’s various legal matters and gains in mark-to-market adjustments on non-hedged foreign currency contracts. The change was partially offset by a decrease in remeasurement gains recognized on the Company’s foreign denominated accounts receivable and accounts payable during the nine months ended September 30, 2026.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Income Taxes

Income tax expense (benefit) changed by $4,546, or 117.3%, to an expense of $669 during the nine months ended September 30, 2026, compared to a benefit of $3,877 during the same period in 2025. Our effective income tax rate was 12.5% for the nine months ended September 30, 2026, and differed compared to the statutory tax rates primarily due to the Company’s U.S. pre-tax income, which includes the discrete tariff refunds, being offset by a corresponding change in the U.S. valuation allowance and R&D credits. These differences are partially offset by Australian losses that receive no tax benefit due to a full valuation allowance, and by income in foreign jurisdictions with statutory rates above 21%. For the nine months ended September 30, 2025, our effective income tax rate was a benefit of 20.2% and differed compared to the statutory tax rates primarily due to the impact of valuation allowance, changes in uncertain tax positions, stock compensation, and research and experimentation expenditures and credits.

Liquidity and Capital Resources

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Our primary ongoing funding requirements are for working capital, expansion of our operations organically, and general corporate needs, as well as investing in the various brands. We plan to fund these activities through a combination of our current cash balances and future operating cash flows. We believe that our liquidity requirements and contractual obligations for at least the next 12 months will be adequately covered by our current cash balances and cash provided by operations. Additionally, long-term contractual obligations are also currently expected to be funded from our current cash balances and cash from operations. Because we have no credit facility, our liquidity depends on cash on hand and operating cash flows. We expect operating cash flows to improve in the fourth quarter of 2026 compared to the third quarter, but if that improvement does not occur, we may need financing. We cannot determine at this time the terms, conditions or availability of such financing.

At September 30, 2026, we had total cash and restricted cash of $22,734, compared to total cash and restricted cash of $38,195 at December 31, 2025. At September 30, 2026, the Company had $6,534 of the $22,734 in cash and restricted cash held by foreign entities, of which $4,739 is considered permanently reinvested.

The following presents a discussion of cash flows for the condensed consolidated nine months ended September 30, 2026 compared with the condensed consolidated nine months ended September 30, 2025.

	Nine Months Ended
	September 30, 2026	September 30, 2025

Net cash used in operating activities	$(8,605)	$(17,234)
Net cash (used in) provided by investing activities	(4,189)	3,624
Net cash used in financing activities	(3,358)	(2,922)
Effect of foreign exchange rates on cash and restricted cash	691	681
Change in cash and restricted cash	(15,461)	(15,851)
Cash and restricted cash, beginning of year	38,195	45,359
Cash and restricted cash, end of period	$22,734	$29,508

Net Cash From Operating Activities

Net cash used in operating activities was $8,605 during the nine months ended September 30, 2026, compared to net cash used in operating activities of $17,234 during the nine months ended September 30, 2025. The change in net cash used in operating activities during 2026 is primarily due to an increase in net income, partially offset by an increase in cash outflows related to working capital compared to the same period in 2025.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Free cash flow, defined as net cash used in operating activities less capital expenditures, of $12,450 was used during the nine months ended September 30, 2026 compared to $21,493 used during the same period in 2025. The Company believes that the non-GAAP measure, free cash flow, provides an understanding of the capital required by the Company to expand its asset base. A reconciliation of free cash flow to the most directly comparable GAAP financial measure is set forth below:

	Nine Months Ended
	September 30, 2026	September 30, 2025

Net cash used in operating activities	$(8,605)	$(17,234)
Purchase of property and equipment	(3,845)	(4,259)
Free cash flow	$(12,450)	$(21,493)

Net Cash From Investing Activities

Net cash used in investing activities was $4,189 during the nine months ended September 30, 2026, compared to net cash provided by investing activities of $3,624 during the nine months ended September 30, 2025. The change in cash (used in) provided by investing activities during the nine months ended September 30, 2026 is primarily due to a decrease in proceeds from the sale of businesses and an increase in outflows related to the purchase of businesses compared to the same period in 2025. These impacts were partially offset by a decrease in purchases of property and equipment compared to the same period in 2025.

Net Cash From Financing Activities

Net cash used in financing activities was $3,358 during the nine months ended September 30, 2026, compared to net cash used in financing activities of $2,922 during the nine months ended September 30, 2025. The change in net cash used in financing activities during the nine months ended September 30, 2026 is primarily due to an increase in purchases of treasury stock compared to the same period in 2025.

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

Credit Agreement

As of September 30, 2026, the Company maintained no credit facilities.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2026. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Executive Chairman and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2026, were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d).

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

U.S. Consumer Product Safety Commission

In January 2021, Black Diamond Equipment, Ltd. (“BDEL”) filed a Section 15(b) report with the U.S. Consumer Product Safety Commission (“CPSC”) outlining its new cradle solution for certain models of its avalanche beacon transceivers to prevent such transceivers from switching unexpectedly out of “send” mode. The proposed new cradle solution was designed to improve transceiver safety by locking the transceiver into “send” mode prior to use so that it would not switch unexpectedly out of “send” mode. BDEL also requested approval for the CPSC Fast-Track Program for a voluntary product recall to implement this cradle solution. The CPSC approved the recall and entered into a Corrective Action Plan agreement with BDEL in March 2021. BDEL received a letter from the CPSC, dated October 28, 2021, stating that the CPSC is investigating whether BDEL has timely complied with the reporting requirements of Section 15(b) of the Consumer

CLARUS CORPORATION

Product Safety Act and related regulations regarding certain models of avalanche transceivers switching unexpectedly out of “send” mode.

Separately, on April 21, 2022, BDEL filed a Section 15(b) report and applied for Fast-Track consideration for a voluntary recall, consisting of free repair or replacement of such malfunctioning models of avalanche transceivers, which would not switch from “send” mode to “search” mode due to an electronic malfunction in the reed switch or foil. The CPSC approved the recall and entered into a Corrective Action Plan agreement with BDEL in August 2022. BDEL received a letter from the CPSC, dated January 17, 2023, stating that the CPSC is investigating whether BDEL has timely complied with the reporting requirements of Section 15(b) of the Consumer Product Safety Act and related regulations regarding the malfunction in the reed switch or foil in certain models of avalanche transceivers switching out of “search” mode. BDEL responded to the CPSC’s investigation by letter dated March 31, 2023, accompanied with documents responsive to the CPSC’s requests. The CPSC asked for further clarification and documents, and BDEL sent a responsive letter accompanied by additional documents on June 23, 2023. On September 6, 2023, the CPSC requested further clarification and information regarding the reed switch issue, to which BDEL responded on October 6, 2023 and October 13, 2023.

By letter dated October 12, 2023, the CPSC staff advised BDEL that it will recommend that the CPSC impose civil penalties of $16,025,000 for allegedly failing to timely report the alleged defect in certain models of avalanche transceivers switching unexpectedly out of “send” mode, and a $110,000 fine for an alleged material misrepresentation. By letter dated December 18, 2023, the CPSC staff advised BDEL that it will recommend that the CPSC impose a civil penalty of $9,000,000 for allegedly failing to timely report the alleged defect in certain models of avalanche transceivers switching unexpectedly out of “search” mode due to an electronic malfunction in the reed switch or foil laminate.

On November 20, 2023 and February 8, 2024, respectively, BDEL submitted opposition statements disputing the CPSC staff’s conclusions, including the amount of any potential penalties. The CPSC ultimately disagreed with our position and the agency voted to refer the matter to the U.S. Department of Justice for further proceedings. To the extent the civil penalty matters remain pending, the Company and BDEL intend to vigorously defend against any claims which may be asserted against them by the Department of Justice or the CPSC. Any potential loss contingency for BDEL relating to either of these matters is not determinable or reasonably estimable.

John C. Walbrecht, the former President of BDEL and the Company, received a letter from the CPSC dated June 25, 2024, alleging that in his personal capacity he knowingly violated the Consumer Product Safety Act by failing to timely report that the beacons in question contained a defect. The staff of the CPSC recommended a $5,000,000 fine against Mr. Walbrecht personally. Pursuant to the Company’s by-laws, the Company has agreed to indemnify Mr. Walbrecht and advance his legal fees, and he has provided an undertaking to repay those expenses if it is ultimately determined that he was not entitled to indemnification. On August 26, 2024, Mr. Walbrecht’s independent counsel denied the allegations and rejected the proposed penalty.

On January 23, 2025, in connection with a criminal investigation, the Company and BDEL were each served with grand jury subpoenas from the United States Department of Justice requiring the production of documents relating to avalanche transmitters distributed by BDEL. The Company and BDEL cooperated with the investigation and produced all relevant documents. The DOJ had sent letters to Mr. Walbrecht and Rick Vance (BDEL’s former Director of Quality) advising them that they are targets in its investigation of possible criminal conduct. The DOJ also had served two subpoenas upon a current and former employee of BDEL for grand jury testimony, as well as grand jury subpoenas for documents to an advisory entity and to the Company’s former public relations firm and asked to speak with the successor to Mr. Vance’s position. With respect to current and former employees, the Company’s Board of Directors has authorized indemnity to the same extent permitted by the Company’s by-laws for officers and directors, including payment of legal fees for independent counsel.

On June 4, 2026, the Company received a letter from the DOJ advising that based on information presently known to the government and the principles of federal prosecution, the DOJ has closed this investigation as to the Company and BDEL.  On the same date, Messrs. Walbrecht and Vance received similar letters from the DOJ advising each of them that the DOJ had closed the investigation as to them. By letters dated November 3, 2026, the CPSC advised the Company that it was

CLARUS CORPORATION

removing a number of recalls from active monitoring status. The Company will continue to implement any Corrective Action Plan in place for recalled products and maintain toll-free numbers for consumers to call for information.

On March 13, 2025, the Company received a letter from the CPSC requesting various categories of documents and information in connection with an investigation into whether BDEL sold products that were subject to a recall. The Company has cooperated with that investigation, substantially completed document production, and delivered a narrative explanatory letter to the CPSC on June 18, 2025. On January 28, 2026, the CPSC concluded this investigation without finding any wrongdoing on the part of the Company.

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

ITEM 5. OTHER INFORMATION

During the three month period ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, nor did the Company during such fiscal quarter adopt or terminate any “Rule 10b5-1 trading arrangement”.

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

CLARUS CORPORATION
Date: November 5, 2026	By:	/s/ Warren B. Kanders
	Name:	Warren B. Kanders
	Title:	Executive Chairman
(Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Michael J. Yates
	Name:	Michael J. Yates
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)